Form 10KSB
period 1999-12-31
ESPORTBIKE COM INC
filed 2000-05-11
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

              For the transition period from    To


                         Commission file number 0-27737
                                                -------

                                 eSportbike.com.
                 (Name of small business issuer in its charter)

             Nevada                                         77-0454856
------------------------------------                      ---------------
  State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                         Identification No.)

      1500 West Georgia Street, Suite 980, Vancouver, B.C., Canada V6G 2Z6
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

              Morenci Corp., 9160 East Deer Trail, Tucson, AZ 85710
              -----------------------------------------------------
                        (Former name and former address)

Issuer's telephone number                (877) 834-0223
                                         ---------------

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

   State issuer's revenues for its most recent fiscal year.          $ -0-
                                                                     -----

         As of May 5, 2000, there were 16,400,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: as of December 31, 1999 there has been no public trading in the common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

      Transitional Small Business Disclosure Format (check one): Yes   ; NO X
                                                                    ---     --

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.           Description of Business.....................................4

Item 2.           Description of Property.....................................7

Item 3.           Legal Proceedings...........................................8

Item 4.           Submission of Matters to a Vote of Security Holders.........8


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters....8

Item 6.           Management's Discussion and Analysis or Plan of Operations..9

Item 7.           Financial Statements.......................................11

Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure...................................11

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........11

Item 10.          Executive Compensation.....................................14

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.................................................14

Item 12.          Certain Relationships and Related Transactions.............14

Item 13.          Exhibits and Reports on Form 8-K...........................15

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS

General

         The Company intends to become an Internet destination providing community, content and commerce for the sportbike and motorcycle enthusiast. The eSportbike.com website is a location where individuals, can create their own websites, publish pictures of their bikes, share information, communicate, shop and discover meaningful, relevant content targeted to their specific interests.

         The Company anticipates generating revenues from several sources, including, sales of numerous product categories, sales of memberships to our eSportbike.com "platinum Members Club", sales of advertising and sponsorships and sales of third-party services.

         The Company's common stock is traded on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "MORN."

History

         The Company has not engaged in any operations other than organizational matters. Morenci Corp., a Nevada corporation (the "Company") was incorporated on April 7, 1997, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company ceased all operating activities during the period from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations. Its authorized capital stock is 100,000,000 shares of common stock, par value $0.001 per share. On May 2, 2000 the name of the company was changed to eSportbike.com, Inc.

         Launched in November 1998 as Sportbike Online http://www.sportbikeonline.com the company has enjoyed over 1 million unique visitors to date. The site is currently exhibiting 15% growth per month. The Company plans to re-launch the site as eSportbike.com http://www.esportbike.comin the first quarter of 2000. We expect to enjoy significant growth after the re-launch as we execute on our plan to be the webs largest community and e-commerce destination for the sport bike and motorcycle enthusiast.

The executive offices of the Company are located at 1500 West Georgia Street, Suite 980, Vancouver, B.C. Canada V6G 2Z6. Its telephone number is (877) 834-0223.

OPERATING LOSSES

         The Company has incurred net losses of approximately $4,000 and $100 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Such operating losses reflect developmental and other start-up activities for 1999 and 1998. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operations during 1999 and 1998 and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

         The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

LACK OF TRADEMARK AND PATENT PROTECTION

         The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

COMPETITION

         The Company faces competition from a wide variety of sport bike specific web sites, many of which have substantially greater financial, marketing and technological resources than the Company.

         The marketplace for Sport Bike specific web sites is still in its infancy. Many of the web sites are not commercial, and the biggest commercial sites are almost all strictly relying on advertisers and not e-commerce sales. Several sites compete in this market, but no one has emerged as an industry leader. We have identified competition in terms of specific content and e-commerce applications that are relevant to our industry.

Content Sites - Sport Bike Information

Motorcycle Online http://www.motorcycle.com

The most successful motorcycle content site is Motorcycle Online, which has established itself as the web's largest motorcycle site. Motorcycle Online has information relating to all types of motorcycles with little emphasis on sportbikes. Motorcycle Online was established in November 1994, making it one of the oldest motorcycle sites. Motorcycle Online has been able to increase their industry contacts to enable them to get loaner bikes from the major manufacturers to use in street and track testing.

2wf.comhttp://www.2wf.com

         2wf.com is a Motorcycle e-zine established in February 1997. 2wf.com has recently purchased an offline magazine, American Road Racing Magazine. 2wf.com features daily news, product reviews, classifieds, and bike mechanic tips.

Motorcycle World http://www.motorcycleworld.com

Motorcycleworld.com was founded in July 1997. The site features a US dealer database and model database.

E-Commerce Sites - Sport Bike

Motorcycle Superstore http://www.motorcycle-superstore.com

The main online motorcycle accessory dealer is Motorcycle USA's Motorcycle Superstore. The site sells inventory from Beaverton Honda-Yamaha, a motorcycle dealership based in Portland, Oregon. Motorcycle Superstore has placed ads in Sport Rider Magazine, Speed Vision's web site and Yahoo. Motorcycle Superstore is also running an affiliate program with Commission Junction. Motorcycle
Superstore has recently added shipping to Canada. The Motorcycle Superstore domain was established in June 1997.

Imotorcyclestore.com  http://www.imotorcyclestore.com

Imotorcyclestore.com was founded in September 1999. Imotorcyclestore.com sells a variety of motorcycle accessories and primarily advertises on 2wf.com.

EMPLOYEES

         As of May 5, 2000, the Company had two employees none of whom are represented by a labor union.

                         ITEM 2 DESCRIPTION OF PROPERTY

         Since 1997 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

         At December 31, 1999, the company had a working agreement with the Company president to use 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

                            ITEM 3 LEGAL PROCEEDINGS

         Not Applicable.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         No matters were subject to a vote of security holders during the year 1999.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "ESPB." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter- dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

As of December 31, 1999, to managements' knowledge there had been no trading.

                 1998:                         High                 Low
First Quarter                                    -                   -
Second Quarter                                   -                   -
Third Quarter                                    -                   -
Fourth Quarter                                   -                   -

                 1999:

First Quarter                                    -                   -
Second Quarter                                   -                   -
Third Quarter                                    -                   -
Fourth Quarter                                   -                   -

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of May 5, 2000 was approximately 29.

RECENT SALES OF UNREGISTERED SECURITIES

There have been no sales of the Company's securities. As noted above, in connection with organizing the Company, on April 18, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.

On February 23, 2000, Mr. Daniel L. Hodges returned 800,000 shares to the treasury and the shares were canceled, resulting in 200,000 remaining shares outstanding.

On February 23, 2000 the Company declared a forward split 27 to 1, resulting in a total of 5,400,000 shares outstanding.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations - The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         The e-commerce industry is an intensely competitive one, where brand recognition, quality of site content, merchandise selection, convenience, price, and service are critical factors. The Company has many established competitors, ranging from similar local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Company operates. The industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the entertainment industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Results of Operations - From April 7, 1997 to July 9, 1999 the Company was an inactive corporation. From July 9, 1999 the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock .

         Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of the development of the Company.

         After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

                           ITEM 7 FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                  Age                    Office                           Term Expires
Daniel Hodges                      43            Sole Officer & Director            resigned February 23, 2000
Robert E. McLauchlan               43                 CEO & Director                    next annual meeting
Kent D. Courtice                   27              President & Director                 next annual meeting
W. Scott Marshall                  41                    Director                       next annual meeting


         Daniel Hodges has been sole Director, President, Chief Financial Officer and Secretary of the Company since his appointment on October 29, 1996. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

On February 23, 2000 Mr. Hodges resigned as the sole officer and director of the Company. Prior to his resignation, Mr Hodges appointed Robert Eyre McLachlan, William Scott Marshall and Kent Douglas Courtice as directors. Mr. McLachlan is the CEO and Secretary and Mr. Courtice is the President.

Mr. McLauchlan is co-founder, and Chief Executive Officer, and member of the Board of Directors of the Company. Most recently, from 1997 to 1999, Bob McLauchlan was VP of Internet Business Development for QSound Labs (NASDAQ:
QSND). During his three years with QSound, Mr. McLauchlan maintained ownership of the company's Internet products, distribution, and marketing operations. The company released 10 new products during Mr. McLauchlan's tenure, all of which were sold online. In pursuit of distribution for QSound's products, Mr. McLauchlan forged relationships with many leading Internet companies and Web sites. Specifically, the company sold its products through Real Networks, broadcast.com, MP3.com, Spinner.com and others. One product in particular, iQFX, is currently the most successful third party software package on Real Networks' Web site, in terms of sales. In fact, sales of iQFX represents almost 7% of Real Networks gross revenue year to date.

At QSound, Mr. McLauchlan developed and implemented many unique and successful online sales and marketing campaigns. In so doing, he determined that the most cost-effective means by which to sell products online is to employ affiliate marketing techniques. Under Mr. McLauchlan's direction, QSound developed proprietary software for managing the company's affiliate marketing programs. In fact, this software is soon to be unveiled as the stand-alone solution for a new company called AffiliateDirect. As a recognized expert in the field of Affiliate Marketing, Mr. McLauchlan has had numerous speaking engagements including Affiliate Solutions 99 and Web Marketing 99 in Orlando, Florida.

Prior to joining QSound Labs, Mr. McLauchlan was President of Calgary based business consulting firm, The Barron Group. From 1987 to1995 Mr. McLauchlan founded and operated insurance services company, Citiclaims. Citiclaims was sold in 1994, in the proceeding years Citiclaims had grown to 70 employees with offices in seven Canadian markets with annual revenues exceeding $12.0 million. Mr. McLauchlan had successfully started and operated three businesses before Citiclaims.

Kent D. Courtice is the co-founder, President, and member of the Board of Directors of the Company. Kent Courtice, an avid motorcyclist, founded Sportbike Online, the predecessor of eSportbike.com, November 1998.

Mr. Courtice is a member of the Board of Directors of Rendezview.com (CDNX: CGU), an Internet video conferencing company.

W. Scott Marshall has been in the investment and finance industry for 14 years and has been an Officer and Director of numerous public companies over the past five years.

Since 1995, Mr. Marshall has been the President and Managing Director of Asset Information Management, Inc.("AIM"), a venture capital firm specializing in public relations, investor relations and small-cap fund raising. For the past three years Mr. Marshall and AIM have focused on high- tech and internet start-up companies.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 1999 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Board Meetings and Committees

         The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

                         ITEM 10 EXECUTIVE COMPENSATION

         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 16,400,000 shares of issued and outstanding Common Stock of the Company as of May 5, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
--------------------------------------------------------------------------------------------
Robert Eyre McLachlan            common stock           5,000,000            30.49%
Kent Douglas Courtice            common stock           5,000,000            30.49%
William Scott Marshall           common stock               -                   -
All Executive Officers
and Directors as a Group
(3 persons)                      common stock          10,000,000            60.98%

The address of all three stockholders is care of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In connection with organizing the Company, on April 18, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On February 23, 2000, Mr. Daniel L. Hodges returned 800,000 shares to the treasury and the shares were canceled, resulting in 200,000 remaining shares outstanding. On February 23, 2000 the outstanding shares were forward split 27 to 1 resulting in a total of 5,400,000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hodges may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a)      The following documents are filed as part of this report.

1.       Financial Statements                                              Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1

Balance Sheets as of December 31, 1999, and 1998............................F-2


Statements of Operations for the years ended
     December 31, 1999, and 1998............................................F-4

Statement of Stockholders' Equity for the years ended
     December 31, 1999, and 1998............................................F-5

Statements of Cash Flows for the years ended
     December 31, 1999, and 1998............................................F-9

Notes to Financial Statements..............................................F-11





2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

                  The following exhibits are included as part of this report:

Exhibit

Number            Title of Document

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)
27.1              Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b)       Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                               eSportbike.com, Inc.

Dated: May 10, 2000                         By  /S/ Robert Eyre McLachlan
                                            ---------------------------------
                                            Robert Eyre McLachlan
                                            C.E.O., Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May 2000.

Signatures                                              Title

/S/   Robert Eyre McLachlan
Robert Eyre McLachlan                    C.E.O., Chairman, Secretary, Director
                                               (Principal Executive Officer)

/S/   Kent Douglas Courtice
Kent Douglas Courtice                    President, Director
                                         (Principal Financial and Accounting
                                                                Officer)

/S/  William Scott Marshall
William Scott Marshall                    Director

                          INDEPENDENT AUDITOR'S REPORT


ESPORTBIKE.COM.INC.
(formerly Morenci Corp.)
(A Development Stage Company)


         We have audited the accompanying balance sheets of ESPORTBIKE.COM.INC. (formerly Morenci Corp.) (a development stage company) as of December 31,1999 and 1998, and the related statements of operations and cash flows for the two years ended December 31, 1999 and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESPORTBIKE.COM.INC. (formerly Morenci Corp.) (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 in conformity with generally accepted accounting principles.

                                               Respectfully submitted

                                               /s/ Robison, Hill & Co.
                                               Certified Public Accountants

Salt Lake City, Utah
April 20, 2000

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)


                                                  BALANCE SHEETS

                                                                        December 31,
                                                            -------------------------------------
                                                                  1999                1998
                                                            -----------------   -----------------
Assets - Receivable from Shareholders                       $           6,677   $           8,212
                                                            =================   =================

Liabilities - Accounts Payable                              $           2,751   $             200
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 5,400,000 shares at December 31,
    1999 and 1998                                                       5,400               5,400
  Paid-In Capital                                                       3,812               3,812
  Retained Deficit                                                     (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                  (4,086)
  Foreign Currency Translation Adjustment                                   -                   -
                                                            -----------------   -----------------

     Total Stockholders' Equity                                         3,926               8,012
                                                            -----------------   -----------------

     Total Liabilities and

       Stockholders' Equity                                 $           6,677   $           8,212
                                                            =================   =================














   The accompanying notes are an integral part of these financial statements.

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                   Cumulative
                                                                                  since July 9,
                                                                                      1999

                                                                                    inception

                                                 For the year ended                    of
                                                    December 31,                   development

                                        -------------------------------------
                                               1999               1998                stage
Revenues:                               $                -  $               -   $               -

Expenses:                                            4,086                100               4,086
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (4,086) $            (100)  $          (4,086)
                                        ==================  =================   =================

Basic & Diluted loss per share          $               -   $               -
                                        ==================  =================






















   The accompanying notes are an integral part of these financial statements.

                               ESPORTBIKE.COM.INC.
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 1999

                                                                                                              Deficit
                                                                                                            Accumulated

                                                                                                           Since July 9,
                                                                                                                1999

                                                                                                            Inception of

                                                    Common Stock              Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                           ----------------  -------------  ------------   -------------  ----------------

Balance at April 7, 1997
(inception)                                             -     $         -     $       -      $         -    $          -

April 18, 1997 Issuance of  Stock
  for Services and payment

  of Accounts payable                                 1,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,000)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1996
  As originally reported                              1,000          1,000             -          (1,000)                -

Retroactive adjustment for 1,000
  to 1 stock split May 6, 1999                      999,000              -             -               -                 -
Retroactive adjustment for
  return of 800,000 shares February
  23, 2000 and contributed capital                 (800,000)          (800)        9,012
Retroactive adjustment for 27 to 1
  stock split February 23, 2000                   5,200,000          5,200        (5,200)              -                 -
                                           ----------------  -------------  ------------   -------------  ----------------
Restated balance January 1, 1997                  5,400,000          5,400         3,812          (1,000)                -

Net Loss                                                  -              -             -            (100)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      5,400,000          5,400         3,812          (1,100)                -

Net Loss                                                  -              -             -            (100)                -
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      5,400,000          5,400         3,812          (1,200)                -

Net Loss                                                  -              -             -               -            (4,086)
                                           ----------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      5,400,000  $       5,400  $      3,812   $      (1,200) $         (4,086)
                                           ================  =============  ============   =============  ================



   The accompanying notes are an integral part of these financial statements.

                               ESPORTBIKE.COM.INC.
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                              Since July 9,

                                                                                                  1999

                                                                 For the years ended          Inception of
                                                                     December 31,              Development
                                                             ----------------------------
                                                                 1999           1998              Stage
                                                             -------------  -------------   -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                     $      (4,086) $        (100)  $          (4,086)
Decrease  in Receivable from Shareholder                             1,535              -               1,535
Increase (Decrease) in Accounts Payable                              2,551            100               2,551
                                                             -------------  -------------   -----------------
  Net Cash Used in operating activities                                  -              -                   -
                                                             -------------  -------------   -----------------

CASH FLOWS FROM INVESTING

ACTIVITIES:
Net cash provided by
  investing activities                                                   -              -                   -
                                                             -------------  -------------   -----------------

CASH FLOWS FROM FINANCING

ACTIVITIES:

Capital contributed by shareholder                                       -              -                   -
                                                             -------------  -------------   -----------------
Net Cash Provided by

  Financing Activities                                                   -              -                   -
                                                             -------------  -------------   -----------------

Net (Decrease) Increase in

  Cash and Cash Equivalents                                              -              -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                 -              -                   -
                                                             -------------  -------------   -----------------
Cash and Cash Equivalents

  at End of Period                                           $            - $           -  $                -
                                                             =============  =============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $            - $            -  $                   -
  Franchise and income taxes                                 $         250  $            -  $             250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for ESPORTBIKE.COM.INC.(formerly Morenci Corp.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share

                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                   For the year ended December 31, 1999

Basic Loss per Share

Loss to common shareholders                             $           (4,086)           5,400,000  $               -
                                                        ==================  ===================  ==================


                                                                   For the year ended December 31, 1998

Basic Loss per Share

Loss to common shareholders                             $             (100)           5,400,000  $               -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

Foreign Currency Translation

         The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Reclassification

         Certain reclassifications have been made in the 1999 and 1998 financial statements to conform with the December 31, 1999 presentation.

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 2 - INCOME TAXES

         As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

         On May 6, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On February 23, 2000 the Board of Directors authorized the acceptance of 800,000 shares of restricted common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges, formerly the sole Officer and Director of the Company. The 800,000 shares were canceled immediately upon receipt. Also on February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 shares of common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split and cancellation of shares.

                               ESPORTBIKE.COM.INC.
                               -------------------
                            (formerly Morenci Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (Continued)

NOTE 6 - SUBSEQUENT EVENTS

         On March 2, 2000 the Company entered into an agreement whereby the Company in a reverse merger, purchased the assets of, and changed its name to, esportbike.com. The purchase price was $10,000 CDN ($6,793 US) and the assumption of liabilities in the amount of $113,000 US. The Company has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets purchased in order to allocate the purchase price among the assets purchased.