Form 10QSB
period 2000-03-31
ESPORTBIKE COM INC
filed 2000-05-15
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from       To

                         Commission file number 0-27737
                                                -------

                              eSportbike.com, Inc..
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                   77-0454856
------------------------------------         ---------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)

          1500West Georgia, Suite 980, Vancouver, B.C., Canada V6G 2Z6
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (877) 834-0223
                                 ---------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 16,400,000
                                                   -----------------------------

      Transitional Small Business Disclosure Format (check one). Yes ; No X
                                                                   ---   ---

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


eSportbike.com, Inc.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of eSportbike.com, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                               Respectfully submitted
                                                /s/ Robison, Hill & Co.
                                               Certified Public Accountants

Salt Lake City, Utah
May 11, 2000

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 March 31,          December 31,
ASSETS                                                                              2000                1999
                                                                             ------------------  ------------------
Current Assets:
Receivable from Shareholders                                                 $                -  $            6,677
                                                                             ------------------  ------------------
Fixed Assets:
Equipment                                                                                 4,506                   -
Less Accumulated Depreciation                                                              (250)                  -
                                                                             ------------------  ------------------
     Total Fixed Assets                                                                   4,256                   -
                                                                             ------------------  ------------------
Intangible and Other Assets - eSportbike.com
    net of amortization of $3,328                                                       116,465                   -
                                                                             ------------------  ------------------
     Total Assets                                                            $          120,721  $            6,677
                                                                             ==================  ==================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses                                          $          120,188  $            2,751
                                                                             ------------------  ------------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 16,400,000 and 5,400,000
    Shares at March 31, 2000 and December 31, 1999                                       16,400               5,400
  Paid-In Capital                                                                         3,812               3,812
  Currency Translation Adjustments                                                          185                   -
  Retained Deficit                                                                       (1,200)             (1,200)
  Deficit Accumulated During the
    Development Stage                                                                   (18,664)             (4,086)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                             533               3,926
                                                                             ------------------  ------------------
     Total Liabilities and
       Stockholders' Equity                                                  $          120,721  $            6,677
                                                                             ==================  ==================







                 See accompanying notes and accountants' report.

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                   since July 9,
                                                                                                        1999
                                                                                                     inception
                                                               For the three months ended                of
                                                                        March 31,                   development
                                                          -------------------------------------
                                                                2000                1999               stage
                                                          -----------------  ------------------  ------------------
Revenues:                                                 $               -   $               -   $               -

Expenses:
  General & Administrative                                           14,578                   -              18,664
                                                          -----------------  ------------------  ------------------

     Net Loss                                             $         (14,578) $                   $          (18,664)
                                                          =================  ==================  ==================

Basic & Diluted loss per share                            $               -   $               -
                                                          =================  ==================























                 See accompanying notes and accountants' report.

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since July 9,
                                                                                                        1999
                                                                                                     inception
                                                               For the three months ended                of
                                                                        March 31,                   development
                                                          -------------------------------------
                                                                2000                1999               stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (14,578) $               -    $          (18,664)
Adjustments to reconcile net loss to net cash
Provided by operating activities
  Depreciation & Amortization                                         3,578                   -               3,578
  Currency Translation Adjustment                                       185                   -                 185
  Stock issued for Employee Compensation                             11,000                   -              11,000
  Liabilities acquired in merger                                   (113,000)                               (113,000)
Increase (Decrease) in:
  Receivable from Shareholders                                        6,677                                   8,212
  Accounts Payable & Accrued Expenses                               117,437                   -             119,988
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                              11,299                   -              11,299
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                                             (4,506)                                 (4,506)
Purchase of eSportike.com                                            (6,793)                  -              (6,793)
                                                          -----------------  ------------------  ------------------
Net cash provided by
  investing activities                                              (11,299)                  -             (11,299)
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by
  Financing Activities                                                    -                   -                   -
                                                          -----------------  ------------------  ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -   $               -  $                -
                                                          =================  ==================  ==================


                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Continued)
                                   ----------



                                                                                                     Cumulative
                                                                                                   since July 9,
                                                                                                        1999
                                                                                                     inception
                                                               For the three months ended                of
                                                                        March 31,                   development
                                                          -------------------------------------
                                                                2000                1999               stage
                                                          -----------------  ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -   $              -
  Franchise and income taxes                              $               -  $                -   $            250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
None

                 See accompanying notes and accountants' report.

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for ESportbike.com, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on April 7, 1997 under the name AlaskanGeodetic Survey, Inc.and later changed the name to Morenci Corp. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. On May 2, 2000, the company changed its name to eSportbike.com, Inc. Since July 9, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         On March 2, 2000, the Board of Directors approved the proposed Asset Acquisition Agreement (the "Agreement") with Kent Douglas Courtice and Robert Eire McLauchlan carrying on business as esportbike.com.

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

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Equipment                                   3 - 5 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

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

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)
                                                                 For the three months ended March 31, 2000
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $          (11,250)          16,400,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 1999
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $                -            5,400,000  $                -
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $16,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 4 - COMMITMENTS

         As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - EMPLOYMENT CONTRACTS

         The Company signed employment contracts with Messrs. McLauchlan, and Courtice as follows:

                                              Common
          Name                              Stock issued           Amount
---------------------------------------  ------------------  ------------------

McLauchlan                                       5,000,000  $            5,000
Courtice                                         5,000,000  $            5,000

         As a result of the employment contracts, compensation of $10,000 has been recorded.

NOTE 6 - ASSET ACQUISITION

         On March 2, 2000 the Company entered into an agreement whereby the Company in a reverse merger, purchased the assets of, and changed its name to eSportbike.com, Inc. The purchase

                              ESPORTBIKE.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)

NOTE 6 - ASSET ACQUISITION (Continued)

price was $10,000 CDN ($6,793 US) and the assumption of liabilities in the amount of $113,000 US. The Company has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets purchased in order to allocate the purchase price among the assets purchased.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

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

 .

Plan of Operation

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

Employees

At March 31, 2000, the Company had 2 full-time employees.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         On March 2, 2000 the Company entered into an agreement whereby the Company in a reverse merger, purchased the assets of, and changed its name to eSportbike.com, Inc. The purchase price was $10,000 CDN ($6,793 US) and the assumption of liabilities in the amount of $113,000 US. The Company has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets purchased in order to allocate the purchase price among the assets purchased.

         All required financial statements will be filed by amendment.

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included as part of this report:

Exhibit

Number            Exhibit

3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)
10.1              Asset Acquisition Agreement
10.2              Executive Employment Contract with Robert Eyre McLauchlan
10.3              Executive Employment Contract with Kent Douglas Courtice
27.1              Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b) The Company filed a report on Form 8-K on April 5, 2000 to report a change in control of the company effective January 15, 2000.

                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ESPORTBIKE.COM, INC.
                                  (Registrant)


Date:    May 12, 2000                By:      /s/ Robert Eyre McLauchan
                                       Robert Eyre McLauchlan,
                                      CEO, Secretary and Director
                                     (Principal Executive Officer)


Date:    May 12, 2000                By:      /s/ Kent Douglas Courtice
                                        Kent Douglas Courtice,
                                       President and Director
                                     (Principal Financial and
                                       Accounting Officer)