Form 10QSB
period 2000-06-30
ESPORTBIKE COM INC
filed 2000-08-21
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                           --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ----to-----
                         Commission file number-------------

                              ESPORTBIKE.COM, INC.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                  77-0454856
------------------------------------                 ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

2nd Floor, 1661 Duranleau Street, Vancouver, British Columbia          V6H 3S3
-------------------------------------------------------------          -------
           (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number  (604) 687-6627
                           -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          CLASS                               OUTSTANDING AT AUGUST 14, 2000
          -----                               ------------------------------
    Common Stock - $0.001 par value                     16,400,000

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         See unaudited financial statements for the period ended June 30, 2000 attached to this Form 10-QSB.

                                NOTICE TO READER

I have compiled the balance sheet of ESPORTBIKE.COM, Inc. as at June 30, 2000 and the statement of operations and deficit for the six-month period then ended from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

The balance sheet as at March 31, 2000, and the statement of operations and deficit for the three-month period then ended were compiled by different accountants.

                                                         /s/ JAMES STAFFORD C.A.
Vancouver, Canada                                           CHARTERED ACCOUNTANT


August 17, 2000

ESPORTBIKE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet
(Expressed in U.S. dollars)
============================================================================== ===================== =====================
                                                                                     June 30,             March 31,
                                                                                       2000                  2000
------------------------------------------------------------------------------ --------------------- ---------------------
------------------------------------------------------------------------------ --------------------- ---------------------

ASSETS

CURRENT ASSETS

    Cash                                                                           $      13,101         $           -
    Accounts receivable                                                                      981                     -
    Prepaid expense                                                                        5,340                     -
                                                                                   -------------         -------------

                                                                                          19,422                     -

Capital assets                                                                             7,721               120,721
                                                                                   -------------         -------------

                                                                                   $      27,143         $     120,721
============================================================================== ===================== =====================

LIABILITIES AND SHAREHOLDERS' CAPITAL

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                                       $       5,568         $     120,188

DUE TO SHAREHOLDER                                                                       125,167                     -
                                                                                   -------------         -------------

                                                                                         130,735               120,188
                                                                                   -------------         -------------

SHAREHOLDERS' EQUITY

    Capital stock
       Authorized

          100,000,000 common shares with a par value of $.001 per share
       Issued

          16,400,000 common shares with a par value of $.001 per share                    16,400                16,400
       Additional paid-in capital                                                          3,812                 3,812
    Deficit                                                                             (123,804)              (19,679)
                                                                                   --------------        --------------

                                                                                        (103,592)                  533
                                                                                   --------------        -------------

                                                                                   $      27,143         $     120,721
============================================================================== ===================== =====================



APPROVED BY THE BOARD:

 /S/ ROBERT EYRE MCLAUCHLAN  Director       /s/ Kent Douglas Courtice   Director
---------------------------                 -------------------------


These financial statements do not contain certain disclosures required by generally accepted accounting principles.

ESPORTBIKE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

Statement of Operations and Deficit
(Expressed in U.S. dollars)
============================================================================== ======================= ========================
                                                                                 For the six-month       For the three-month
                                                                                    Period ended            Period ended
                                                                                   June 30, 2000           March 31, 2000
------------------------------------------------------------------------------ ----------------------- ------------------------
------------------------------------------------------------------------------ ----------------------- ------------------------

REVENUE

    Advertising                                                                    $           981         $             -
    Interest income                                                                            483                       -
                                                                                   ---------------         ---------------

                                                                                             1,464                       -
                                                                                   ---------------         ---------------

EXPENSES

    Accounting and legal                                                                     2,704                       -
    Advertising and promotion                                                               62,325                       -
    Bank charges and interest                                                                  282                       -
    Consulting fees                                                                          8,111                       -
    Insurance                                                                                1,014                       -
    Office and miscellaneous                                                                 3,494                  14,578
    Salaries and wages                                                                      21,156                       -
    Travel                                                                                   6,503                       -
                                                                                   ---------------         ---------------

                                                                                           105,589                  14,578
                                                                                   ---------------         ---------------

NET LOSS FOR THE PERIOD                                                                   (104,125)                (14,578)

DEFICIT, BEGINNING OF PERIOD                                                               (19,679)                 (5,101)
                                                                                   ----------------        ----------------

DEFICIT, END OF PERIOD                                                             $      (123,804)        $       (19,679)
============================================================================== ======================= ========================

These financial statements do not contain certain disclosures required by generally accepted accounting principle

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         Launched in November 1998 as Sportbike Online http://www.sportbikeonline.com, eSprotbike has enjoyed over 1 million unique visitors to date. The site is currently exhibiting 15% growth per month. eSportbike plans to re-launch the site as eSportbike.com http://www.esportbike.comin the first quarter of 2000. We expect to enjoy significant growth after the re-launch as we execute on our plan to be the webs largest community and e-commerce destination for the sport bike and motorcycle enthusiast.

         eSportbike was not in full operations during 1999 and 1998 and thus, the revenues generated are not representative of those that will be generated once eSportbike becomes fully operational. Revenues are not yet sufficient to support eSportbike's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since eSportbike's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities eSportbike expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to eSportbike.

Plan of Operation

         eSportbike was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         eSportbike may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. eSportbike will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents.

         eSportbike will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, eSportbike will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which eSportbike may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that eSportbike will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         The e-commerce industry is an intensely competitive one, where brand recognition, quality of site content, merchandise selection, convenience, prices, and service are critical factors. eSportbike has many established competitors, ranging from similar local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where eSportbike operates. The industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the entertainment industry in general and eSportbike in particular. In view of eSportbike's limited financial resources and management availability, eSportbike will continue to be at a significant competitive disadvantage vis-a-vis eSportbike's competitors.

Results of Operations

         From April 7, 1997 to July 9, 1999 eSportbike was an inactive corporation. From July 9, 1999 eSportbike was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

Liquidity and Capital Resources

         eSportbike has met its capital requirements through the sale of its Common Stock .

         Since  eSportbike's   re-activation  in  July  9,  1999,   eSportbike's
principal capital requirements have been the funding of the development of eSportbike.

         After the completion of its expansion plans, eSportbike expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to eSportbike.

Government Regulations

         eSportbike is subject to all pertinent Federal, State, and Local laws governing its business. eSportbike is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. eSportbike's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Competition

         eSportbike faces competition from a wide variety of sport bike specific web sites, many of which have substantially greater financial, marketing and technological resources than eSportbike.

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

Employees

         At June 30, 2000, eSportbike had 2 full-time employees.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         eSportbike is not a party to any pending legal proceedings, and to the best of eSportbike's knowledge, none of eSportbike's assets are the subject of any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         During the second  quarter of the fiscal year  covered by this  report,
(i) eSportbike did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) eSportbike did not sell any unregistered equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of eSportbike. Also during this quarter, no material arrearage in the payment of dividends has occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to eSportbike's previously filed Form 10-SB and Form 10-KSB.

(B)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed by eSportbike during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, eSportbike has caused this report to be signed on its behalf by the undersigned, who are duly authorized.

                                            ESPORTBIKE.COM, INC.

                                            By:      /S/ ROBERT EYRE MCLAUCHLAN
                                            Name:    ROBERT EYRE MCLAUCHLAN
                                            Title:   CEO, SECRETARY AND DIRECTOR
                                            Dated:   AUGUST 18, 2000


                                            By:      /S/ KENT DOUGLAS COURTICE
                                            Name:    KENT DOUGLAS COURTICE
                                            Title:   PRESIDENT AND DIRECTOR
                                            Dated:   AUGUST 18, 2000