Form 10QSB/A
period 2000-06-30
ESPORTBIKE COM INC
filed 2000-09-01
CIK 1096295

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB



  [ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               --------------------------

   [ ]   TRANSITION REPORT UNDER SECTION 13 0R 15(D) OF THE SECURITIES  EXCHANGE
ACT OF 1934

For the transition period from              to
                               -----------      -----------
Commission file number

                                 eSportbike.com, Inc.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its charter)


Incorporated in the State of Nevada                      77-0454856
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

2nd Floor, 1661 Duranleau Street, Vancouver, British Columbia          V6H 3S3
-------------------------------------------------------------       ------------
               (Address of principal executive offices)               (Zip Code)

Issuer's telephone number  (604) 687-6627
                           --------------


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

Transitional Small Business Disclosure Format (Check one):  Yes   [ ]   No   [X]

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

                                                         /s/ JAMES STAFFORD C.A.
Vancouver, Canada                                           CHARTERED ACCOUNTANT

August 17, 2000



ESPORTBIKE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(Expressed in U.S. dollars)
====================================================================================================================================
                                                                                                       June 30,           March 31,
                                                                                                         2000                2000
====================================================================================================================================
ASSETS

CURRENT ASSETS
    Cash                                                                                               $  13,101          $      --
    Accounts receivable                                                                                      981                 --
    Prepaid expense                                                                                        5,340                 --
                                                                                                       ---------          ---------

                                                                                                          19,422                 --

CAPITAL ASSETS                                                                                             7,721            120,721
                                                                                                       ---------          ---------

                                                                                                       $  27,143          $ 120,721
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' CAPITAL

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                           $   5,568          $ 120,188

DUE TO SHAREHOLDER                                                                                       125,167                 --
                                                                                                       ---------          ---------

                                                                                                         130,735            120,188
                                                                                                       ---------          ---------

SHAREHOLDERS' EQUITY
    Capital stock
       Authorized
          100,000,000 common shares with a par value of $.001 per share
       Issued
          16,400,000 common shares with a par value of $.001 per share                                    16,400             16,400
       Additional paid-in capital                                                                          3,812              3,812
    Deficit                                                                                             (123,804)           (19,679)
                                                                                                       ---------          ---------

                                                                                                        (103,592)               533
                                                                                                       ---------          ---------

                                                                                                       $  27,143          $ 120,721
====================================================================================================================================



APPROVED BY THE BOARD:

 /S/ ROBERT EYRE MCLAUCHLAN     Director   /S/ KENT DOUGLAS COURTICE   Director
------------------------------             --------------------------


     These financial statements do not contain certain disclosures required by generally accepted accounting principles.



ESPORTBIKE.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Deficit
(Expressed in U.S. dollars)

====================================================================================================================================
                                                                  For the six-month           For the three-month
                                                                    Period ended                 Period ended
                                                                   June 30, 2000                March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Advertising                                                       $     981                    $      --
    Interest income                                                         483                           --
                                                                      ---------                    ---------

                                                                          1,464                           --
                                                                      ---------                    ---------

EXPENSES
    Accounting and legal                                                  2,704                           --
    Advertising and promotion                                            62,325                           --
    Bank charges and interest                                               282                           --
    Consulting fees                                                       8,111                           --
    Insurance                                                             1,014                           --
    Office and miscellaneous                                              3,494                       14,578
    Salaries and wages                                                   21,156                           --
    Travel                                                                6,503                           --
                                                                      ---------                    ---------

                                                                        105,589                       14,578
                                                                      ---------                    ---------

NET LOSS FOR THE PERIOD                                                (104,125)                     (14,578)

DEFICIT, BEGINNING OF PERIOD                                            (19,679)                      (5,101)
                                                                      ---------                    ---------

DEFICIT, END OF PERIOD                                                $(123,804)                   $ (19,679)
====================================================================================================================================



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


                                            esportbike.com, inc.

                                            By:      "Robert Eyre McLauchaln"
                                               ---------------------------------
                                            Name:    Robert Eyre McLauchlan

                       Title: CEO, Secretary and Director

                                            Dated:   August 30, 2000

                                            By:      "Kent Douglas Courtice"
                                               ---------------------------------
                                            Name:    Kent Douglas Courtice
                                            Title:   President and Director
                                            Dated:   August 30, 2000