Form 10QSB
period 2000-09-30
ESPORTBIKE COM INC
filed 2000-11-13
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)
  [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the transition period from          to
                                                  --------    --------

                         Commission file number 0-27737
                                                -------


                              eSportbike.com, Inc.
                              --------------------
        (Exact name of small business issuer as specified by its charter)



             NEVADA                                         77-0454856
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

       Suite #6 - 8415 Granville Street, Vancouver, B.C., Canada, V6P 4Z9
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 687-6627
                                 --------------
                           (Issuers telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 16,400,000
                                                ------------------------

Transitional  Small  Business  Disclosure  Format  (check  one).  Yes [ ] No [x]

                                     PART I

Item  1.          Financial  Statements




                            REVIEW ENGAGEMENT REPORT




To  the  Shareholders  of
eSportbike.com,  Inc.

I have reviewed the balance sheet of eSportbike.com, Inc. as at September 30, 2000 and the statements of operations, deficit and cash flows for the nine-month period then ended. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by management.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

The balance sheet as at December 31, 1999 and the statements of operations, deficit and cash flows for the period then ended were reviewed by other accountants.



Vancouver,  Canada
                                                   /s/ JAMES  STAFFORD  C.A.
October 31, 2000                                   Chartered Accountant

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Balance  Sheet
(Unaudited)
(Expressed  in  U.S.  dollars)
==================================================================================================
                                                                         As at           As at
                                                                      September 30    December 31
                                                                          2000           1999
--------------------------------------------------------------------------------------------------

ASSETS

Current assets
  Cash                                                               $       1,241   $          -
  Accounts receivable                                                        3,151          6,677
                                                                     --------------  -------------

                                                                             4,392          6,677

Capital assets                                                               8,163              -
                                                                     --------------  -------------

                                                                     $      12,555   $      6,677
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                           $       7,460   $      2,751

Due to shareholders                                                        180,110              -
                                                                     --------------  -------------

                                                                           187,570          2,751
                                                                     --------------  -------------

Shareholders' equity
  Capital stock
    Authorized
      100,000,000 common shares with a par value of $.001 per share
    Issued
      16,400,000 common shares at September 30, 2000 and
      5,400,000 shares at December 31, 1999                                 16,400          5,400
    Additional paid-in capital                                               3,812          3,812
  Deficit                                                                 (195,227)        (5,286)
                                                                     --------------  -------------

                                                                          (175,015)         3,926
                                                                     --------------  -------------

                                                                     $      12,555   $      6,677
==================================================================================================

Approved  by  the  Board:


_____________________________Director     _____________________________Director

  These accompanying notes are an integral part of these financial statements.

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Statement  of  Operations  and  Deficit
(Unaudited)
(Expressed  in  U.S.  dollars)
===================================================================
                                               For the period from
                                                   The date of
                                 For the        Inception of the
                                Nine-month      Development Stage
                               Period ended    On July 9, 1999 to
                               September 30        December 31
                                   2000               1999
-------------------------------------------------------------------

REVENUE
  Advertising                 $       3,614   $                  -
  Interest income                       672                      -
                              --------------  ---------------------

                                      4,286                      -
                              --------------  ---------------------

EXPENSES
  Accounting and legal                4,420                      -
  Advertising and promotion          84,685                      -
  Amortization                        5,275                      -
  Automotive                            750                      -
  Bank charges and interest             405                      -
  Consulting fees                     8,279                      -
  Insurance                           1,020                      -
  Meals and entertainment               501                      -
  Office and miscellaneous            9,001                  5,286
  Rent                                7,644                      -
  Salaries and wages                 53,882                      -
  Telephone                           1,841                      -
  Transfer fees                       1,262                      -
  Travel                             15,262                      -
                              --------------  ---------------------

                                    194,227                  5,286
                              --------------  ---------------------

Net loss for the period            (189,941)                (5,286)

Deficit, beginning of period         (5,286)                     -
                              --------------  ---------------------

Deficit, end of period        $    (195,227)  $             (5,286)
===================================================================

Loss per share                $       (0.01)  $              (0.00)
===================================================================


   The accompanying notes are an integral part of these financial statements.

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
(Unaudited)
(Expressed  in  U.S.  dollars)
=================================================================================================
                                                                             For the period from
                                                                                 The date of
                                                               For the        Inception of the
                                                              Nine-month      Development Stage
                                                             Period ended    On July 9, 1999 to
                                                             September 30        December 31
                                                                 2000               1999
-------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss for the period                                   $    (189,941)  $             (5,286)
    Item not affecting cash
      Amortization of capital assets                                5,275                      -
                                                            --------------  ---------------------

                                                                 (184,666)                (5,286)
                                                            --------------  ---------------------

  Changes in non-cash working capital items
    Accounts receivable                                            (3,151)                (6,677)
    Accounts payable and accrued liabilities                        4,709                  2,751
                                                            --------------  ---------------------

                                                                    1,558                 (3,926)
                                                            --------------  ---------------------

                                                                 (183,108)                (9,212)
                                                            --------------  ---------------------

Cash flows from investing activities
  Purchase of capital assets                                      (13,438)                     -
                                                            --------------  ---------------------

Cash flows from financing activities
  Due to shareholders                                             186,787                      -
  Issuance of capital stock                                        11,000                  5,400
  Increase in additional paid-in capital                                -                  3,812
                                                            --------------  ---------------------

                                                                  197,787                  9,212
                                                            --------------  ---------------------

Increase in cash, being cash end of period                  $       1,241   $                  -
=================================================================================================

Cash paid during the period for interest                    $           -   $                  -
=================================================================================================

Cash paid during the period for franchise and income taxes  $           -   $                250
=================================================================================================


   The accompanying notes are an integral part of these financial statements.

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
(Unaudited)
(Expressed  in  U.S.  dollars)
For  the  nine-month  period  ended  September  30,  2000
================================================================================

1.   Nature  of  Operations

     The Company was incorporated under the laws of the state of Nevada on April 7, 1997. The Company was inactive from its date of incorporation on April 7, 1997 to July 9, 1999. The Company is developing an Internet website which provides community, content and commerce for the sport bike and motorcycle enthusiast.

     These financial statements have been prepared in accordance with Canadian generally accepted accounting principles with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the Company are dependent on the Company's ability to receive continued financial support, complete public equity financing, or generate profitable operations in the future.

2.   Significant  Accounting  Policies

     Cash  and  cash  equivalents

     Cash and cash equivalents represent highly liquid market investments with original maturity of three months or less.

     Capital  assets  and  amortization

     Capital assets are recorded at cost and amortization is calculated using the straight-line method over the estimated economic useful lives of the related assets as follows:

          Furniture                    5  years  straight  line
          Computer  hardware           3  years  straight  line
          Computer  software           1  year  straight  line
          Intangibles                  2  years  straight  line

     Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimated amounts.

     Financial  instruments

     Financial instruments are initially recorded at historical costs. If subsequent circumstances indicate that a decline in fair value of a financial instrument is other than temporary, the financial asset is written-down to its fair value.

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
(Unaudited)
(Expressed  in  U.S.  dollars)
For  the  nine-month  period  ended  September  30,  2000
================================================================================

     Loss  per  share

     Loss per share is calculated using the weighted average number of shares outstanding during the period. For the nine-month period ended September 30, 2000, the weighted average number of common shares outstanding was 16,400,000.

     Foreign  exchange

     The functional currency of the Company is Canadian dollars. Income statement items are translated into U.S. dollars at the average exchange rate during the period.

     At the balance sheet date, monetary items are adjusted to reflect the exchange rate in effect at that time.

     Exchange  gains and losses  arising on the  translation  or  settlement  of
     foreign   currency   denominated   monetary   items  are  included  in  the
     determination of net income for the current period.

3.   Asset  Acquisition

     On March 2, 2000 the Company entered into an agreement whereby the Company, in a reverse merger, purchased the assets of eSportbike.com, Inc. The Company also changed its name to eSportbike.com, Inc. The purchase price consisted of CDN$10,000 (US$6,793) and the assumption of liabilities in the amount of CDN$113,000. The assumption of liabilities was later renegotiated to CDN$1.

4.   Capital  assets

     ===========================================================================
                                                 Accumulated
                                     Cost        Amortization   Net book value
     ---------------------------------------------------------------------------

     Computer  equipment         $     4,506     $     1,127     $     3,379
     Furniture and equipment             225              34             191
     Intangibles                       6,793           3,396           3,397
     Software                          1,914             718           1,196
                                 -----------     -----------     -----------

                                 $    13,438     $     5,275     $     8,163
     ===========================================================================

5.   Due  to  Shareholders

     Amounts due to shareholder are non-interest bearing, unsecured and have no fixed terms of repayment.

eSportbike.com,  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
(Unaudited)
(Expressed  in  U.S.  dollars)
For  the  nine-month  period  ended  September  30,  2000
================================================================================

6.   Capital  Stock

     ===========================================================================
                                                       Number of
                                                         Shares         Amount
     ---------------------------------------------------------------------------
     Authorized
        100,000,000  common shares with a par value of $0.001 each
     Issued
        Balance  at  December 31, 1999                 5,400,000     $     5,400
        Additional  paid-in  capital                           -           3,812
           Stock  issuance                            11,000,000          11,000
                                                     -----------     -----------

        Balance at September 30, 2000                 16,400,000     $    20,212
     ===========================================================================

     On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split and changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

     On February 23, 2000 the Board of Directors authorized the acceptance of 800,000 restricted common shares returned to the Company by its former Officer and Director. The shares were canceled immediately upon receipt.

     On February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company has issued 5,200,000 common shares. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split and cancellation of shares.

7.   Related  party  transactions

     During the period, the Company signed employment contracts with two of its current shareholders. The Company has issued 10,000,000 common shares with a total value of $10,000 as compensation for these employment contracts.

8.   Comparative  Figures

     Certain prior period's figures have been restated to conform to the current period's presentation.

9.   United  States  Generally  Accepted  Accounting  Policies

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada. These financial statements also comply, in all material aspects, with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

Item  2.      Management's  Discussion  and  Analysis  of  Plan of Operation

     Since re-launching eSportbike.com in March of 2000, the site has enjoyed significant growth. Monthly banner ad views increased from approximately 500,000 in June 2000 to over 1,300,000 in September 2000. We expect to enjoy continued growth as we execute on our plan to be the webs largest community and e-commerce destination for the sport bike and motorcycle enthusiast.

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

Employees

     At  September  30,  2000,  eSportbike  had  2  full-time  employees.

                           PART II - OTHER INFORMATION


Item  1.      Legal  Proceedings

     eSportbike is not a party to any pending legal proceedings, and to the best of eSportbike's knowledge, none of eSportbike's assets are the subject of any pending legal proceedings.

Item  2.      Change  in  Securities

     During the third quarter of the fiscal year covered by this report, (i) eSportbike did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) eSportbike did not sell any unregistered equity securities.


Item  3.      Defaults  Upon  Senior  Securities

     During the third quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of eSportbike. Also during this quarter, no material arrearage in the payment of dividends has occurred.

Item  4.      Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the fiscal year covered by this report

Item  5.      Other  Information



Item  6.      Exhibits  and  Reports  on  Form  8-K

     There were no reports on Form 8-K filed by eSportbike during the quarter ended September 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ESPORTBIKE.COM, INC.
                                  (Registrant)


Date:     October 31, 2000               By:      /s/  Robert  Eyre  McLauchlan
                                                  -----------------------------
                                         Name:    Robert  Eyre  McLauchlan
                                                  ------------------------
                                         Title:   CEO, Secretary and Director
                                                  ---------------------------


Date:     October 31, 2000               By:      /s/  Kent  Douglas  Courtice
                                                  ----------------------------
                                         Name:    Kent  Douglas  Courtice
                                                  -----------------------
                                        Title:    President  and  Director
                                                  ------------------------