Form 10QSB
period 2001-03-31
ESPORTBIKE COM INC
filed 2001-05-21
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
  [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2001 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

          Suite #700-509 Richards St.,Vancouver, B.C., Canada, V6B 2Z6
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (604) 692-2520
                                 --------------
                           (Issuers telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2000 16,400,000
                                        ------------------------

Transitional  Small  Business  Disclosure  Format  (check  one).  Yes [ ] No [x]

                                    PART I

Item  1. Financial  Statements

James Stafford _______ Chartered Accountant _______ An Incorporated Professional




                            REVIEW ENGAGEMENT REPORT


To the Shareholders of
eSportbike.com, Inc.
(A development Stage Company)

I have reviewed the balance sheet of eSportbike.com, Inc. as at March 31, 2001 and the statements of operations and deficit, changes in shareholders' equity and cash flows for the three-month period then ended. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by management.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

The balance sheet as at March 31, 2000 and the statements of operations and deficit, changes in shareholders' equity and cash flows for the period then ended were reviewed by other accountants.


                                                           /s/ James Stafford
                                                           -------------------
                                                           "James Stafford"
Vancouver, Canada                                          Chartered Accountant
May 8, 2001

Suite 300, The Randall Building, 555 West Georgia Street, Vancouver, BC, Canada,
V6B   1Z6    Telephone    (604)    669-0711    Fax    (604)    669-0754    Email
j_stafford@staffordsca.com


eSportbike.com, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)
(Expressed in U.S. dollars)
As at March 31

                                                                                        2001                  2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Accounts receivable                                                            $      13,468        $           -
    Prepaid expenses                                                                       1,098                    -
                                                                                   -------------        -------------

                                                                                          14,566                    -

Capital assets (Note 3)                                                                    5,595                7,721
                                                                                  --------------        -------------

                                                                                  $       20,161        $       7,721
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Bank indebtedness                                                             $          469       $            -
    Accounts payable and accrued liabilities                                              19,013                7,188
                                                                                  --------------       --------------

                                                                                          19,482                7,188

Due to shareholders (Note 4)                                                             241,134                    -
                                                                                  --------------       --------------

                                                                                         260,616                7,188
                                                                                  --------------       --------------

Shareholders' equity
    Capital stock (Note 5)
       Authorized
          100,000,000 common shares with a par value of $.001 per share
       Issued
          16,400,000 common shares at March 31, 2001 and 2000                             16,400               16,400
       Additional paid-in capital                                                          3,812                3,812
    Currency translation adjustments                                                           -                  185
    Retained deficit                                                                      (1,200)              (1,200)
    Deficit, accumulated during the development stage                                   (259,467)             (18,664)
                                                                                  --------------       --------------

                                                                                        (240,455)                 533
                                                                                  --------------       --------------

                                                                                  $       20,161       $        7,721
=====================================================================================================================

Subsequent event (Note 7)

On behalf of the Board:
Xue Ming Liang, Director   Charles Spooner, Director
  These accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Operations and Deficit
(Unaudited)
(Expressed in U.S. dollars)
=================================================================================================================

                                                                       Cumulative
                                                                     Amounts from
                                                                 Inception of the
                                                                      Development
                                                                         Stage On  For the Period  For the Period
                                                                  July 9, 1999 to           Ended           Ended
                                                                        March 31,       March 31,       March 31,
                                                                             2001            2001            2000
---------------------------------------------------------------  ----------------  --------------  --------------
REVENUE
    Advertising                                                  $         14,575  $        8,967  $            -
                                                                 ----------------  --------------  --------------

EXPENSES
    Accounting and legal                                                   13,702             255               -
    Advertising and promotion                                             100,734             400               -
    Amortization                                                            8,205           1,253           3,578
    Automotive                                                              1,860               -               -
    Bank charges and interest                                                 639             128               -
    Consulting fees                                                        53,901               -               -
    Filing fees                                                               204               -               -
    Insurance                                                               1,011               -               -
    Internet services                                                      24,323          13,552               -
    Management fees                                                        14,980               -               -
    Meals and entertainment                                                 3,781               -               -
    Office and miscellaneous                                               20,273           1,266          11,000
    Rent                                                                    7,751               -               -
    Telephone                                                               2,530             159               -
    Transfer fees                                                           1,489             100               -
    Travel                                                                 25,789               -               -
                                                                 ----------------  --------------   -------------

                                                                          281,172          17,113          14,578
                                                                 ----------------  --------------   -------------

Income (loss) before other items                                         (266,597)         (8,146)        (14,578)

Interest income                                                             1,094               -               -

Foreign exchange gain                                                       6,036           4,791               -
                                                                 ----------------  --------------   -------------


Income (loss) for the year                                               (259,467)         (3,355)        (14,578)

Deficit, accumulated during the development stage,
    beginning of period                                                         -        (256,112)         (4,086)
                                                                 ----------------  --------------   -------------

Deficit, accumulated during the development stage,               $       (259,467) $     (259,467)  $     (18,664)
    end of period
===============================================================  ================  ==============   =============

Basic earnings loss per share                                                      $        (0.01)  $       (0.01)
===============================================================  ================  ==============   =============

The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Unaudited)
(Expressed in U.S. dollars)
For the period ended March 31
=================================================================================================================================

                                                                                                           Deficit
                                                                                                        Accumulated
                                                    Number                                               During the
                                                  Of Shares       Price                     Retained    Development
                                                    Issued      Per Share      Amount       Deficit        Stage        Total
----------------------------------------------   -----------   ----------   -----------   -----------   -----------   -----------

Balance at April 7, 1997 (inception)
  Shares issued for debt                               1,000   $     1.00   $     1,000   $         -   $         -   $     1,000
  Net loss for the period                                  -            -             -             -             -             -
                                                 -----------                -----------                 -----------   -----------

Balance at December 31, 1996                           1,000            -         1,000             -             -         1,000
  as originally reported

  Retroactive Adjustments:
    For 1000 to 1 stock split May 6, 1999            999,000            -             -             -             -             -
    For return of 800,000 shares Feb. 23, 2000      (800,000)           -          (800)            -             -          (800)

    For 27 to 1 stock split Feb. 23, 2000          5,200,000            -         5,200             -             -         5,200
    Contributed Capital                                    -            -         3,812             -             -         3,812
  Net loss for the period                                  -            -             -        (1,100)            -        (1,100)
                                                 -----------                -----------   -----------   -----------   -----------

Restated Balance at January 1, 1997                5,400,000            -         9,212        (1,100)            -         8,112
                                                           -            -             -          (100)            -          (100)
                                                 -----------                -----------                 -----------   -----------

Balance at December 31, 1998                       5,400,000            -         9,212        (1,200)            -         8,012
  Net loss for the period                                  -            -             -             -        (4,086)       (4,086)
                                                 -----------                -----------   -----------   -----------   -----------

Balance at December 31, 1999                       5,400,000            -         9,212        (1,200)       (4,086)  $     3,926
  Shares issued for debt                          11,000,000            -        11,000             -             -        11,000
  Net loss for the period                                  -            -             -             -      (252,026)     (252,026)
                                                 -----------                -----------   -----------   -----------   -----------

Balance at December 31, 2000                      16,400,000            -   $    20,212   $    (1,200)  $  (256,112)  $  (237,100)
  Net loss for the period                                  -            -             -        (3,355)       (3,355)
                                                 -----------                -----------   -----------   -----------   -----------

Balance at March 31, 2001                         16,400,000            -   $    20,212   $    (1,200)  $  (259,467)  $  (240,455)
==============================================  ============  ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
(Expressed in U.S. dollars)
=======================================================================================================================

                                                                           Cumulative
                                                                         Amounts from
                                                                     Inception of the
                                                                          Development
                                                                             Stage On   For the Period   For the Period
                                                                      July 9, 1999 to            Ended            Ended
                                                                            March 31,        March 31,        March 31,
                                                                                 2001             2001             2000
-------------------------------------------------------------------  ----------------   --------------   --------------
Cash flows from operating activities
    Loss for the year                                                $       (259,467)  $       (3,355)  $      (14,578)
       Item not affecting cash
          Amortization of capital assets                                        8,205            1,253            3,578
          Currency translation adjustment                                           -                -              185
                                                                     ----------------    -------------   --------------
                                                                             (251,262)          (2,102)         (10,815)

    Changes in non-cash working capital items
       (Increase) decrease in accounts receivable                             (13,468)          (8,555)               -
       (Increase) decrease in prepaid expenses                                 (1,098)              57                -
       Increase (decrease) in accounts payable                                 18,813            2,087            4,437
                                                                     ----------------    -------------   --------------

                                                                             (247,015)          (8,513)          (6,378)
                                                                     ----------------   --------------   --------------

Cash flows from investing activities
      Purchase of capital assets                                              (13,800)               -          (11,299)
                                                                     ----------------   -------------    --------------

Cash flows from financing activities
    Increase (decrease) in amounts due to shareholders                        241,134            8,099            6,677
    Issuance of capital stock for debt                                         15,400                -           11,000
    Increase in additional paid-in capital                                      3,812                -                -
                                                                     ----------------    -------------   --------------

                                                                              260,346            8,099           17,677
                                                                     ----------------    -------------   --------------

Increase (decrease) in cash                                                      (469)            (414)  $            -

Cash (deficiency), beginning of period                                              -              (55)               -
                                                                     ----------------    -------------   --------------

Cash (deficiency), end of period                                     $           (469)   $        (469)  $            -
===================================================================  ================    =============   ==============

Cash paid during the period for interest                             $              -                -   $            -
===================================================================  ================    =============   ==============

Cash paid during the period for franchise and income taxes           $            250                -   $            -
===================================================================  ================    =============   ==============

   The accompanying notes are an integral part of these financial statements.

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
For the period ended March 31, 2001

1.       Nature and Continuance of Operations

         eSportbike.com, Inc. (the "Company") was incorporated under the laws of the state of Nevada on April 7, 1997. The Company ceased all operating activities from its date of incorporation on April 7, 1997 to July 9, 1999. The Company is in the development stage and is developing an Internet website which provides community, content and commerce for the sportbike and motorcycle enthusiast.

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

2.       Significant Accounting Policies

         Cash and cash equivalents

         Cash and cash equivalents represent highly liquid market investments with original maturities of three months or less.

         Capital assets and amortization

         Capital assets are recorded at cost, and amortization is calculated using the straight-line method over the estimated economic useful lives of the related assets as follows:

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


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
           (Unaudited)
(Expressed in U.S. dollars)
For the period ended March 31, 2001
================================================================================

Financial instruments

Financial instruments are initially recorded at historical costs. If subsequent circumstances indicate that a decline in fair value of a financial instrument is other than temporary, the financial asset is written-down to its fair value.

Loss per share

Loss per share is calculated using the weighted average number of shares outstanding during the period. For the periods ended March 31, 2001 and 2000, the weighted average number of common shares outstanding was 16,400,000 and 16,400,000 respectively.

Fully diluted earnings per share consider the dilutive impact of the conversion of any outstanding stock options and warrants as if the events had occurred at the beginning of the period. For the periods ended March 31, 2001 and 2000, this calculation proved to be anti-dilutive.

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

3.       Capital Assets

======================================================================================================

                                                      Accumulated              Net book value
                                        Cost          Amortization     March 31, 2001   March 31, 2000
------------------------------------------------------------------------------------------------------
         Computer equipment         $       4,667    $        1,945    $        2,722   $        4,256
         Furniture and equipment              426               106               320                -
         Intangibles                        6,793             4,240             2,553            3,465
         Software                           1,914             1,914                 -                -
                                    -------------    --------------    --------------   --------------

                                    $      13,800    $        8,205    $        5,595   $        7,721
======================================================================================================

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
For the period ended March 31, 2001
================================================================================

         On March 2, 2000, the Company entered into an agreement whereby the Company purchased the assets of the proprietorship eSportbike.com, essentially consisting of the domain name. The purchase price consisted of CDN$10,000 (US$6,793) and the assumption of liabilities in the amount of CAD$113,000. The assumption of liabilities was later renegotiated to $1. At December 31, 2000, accounts payable includes $6,793 of the purchase price.

4.       Due to Shareholders

         Amounts due to shareholders are non-interest bearing, unsecured and have no fixed terms of repayment.

5.       Capital Stock

         Included as issued capital stock are 11,000,000 common shares which may not be traded without regulatory approval.

         All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the stock splits and cancellation of shares as noted below.

         During the period ended March 31, 2000, the Company issued 11,000,000 common shares valued at $11,000 to three shareholders of the Company as compensation for management services (Note 6).

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

         On February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 common shares.

6.       Related Party Transactions

         During the period ended March 31, 2000, the Company issued 11,000,000 common shares valued at $11,000 to three shareholders of the Company as compensation for management services (Note 5).

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
For the period ended March 31, 2001
================================================================================

7.       Subsequent Event

         On January 15, 2001, the Company entered into an agreement with two directors and shareholders of the Company and certain third parties, whereby for cash proceeds of $220,000 the directors agreed to:

                  a) Assign debts of $220,000 owed to them by the Company to the third party.
                  b) Transfer 10,000,000 restricted common shares of the Company owned by them to the third party.
                  c)       Resign as directors of the Company

         The Company also agreed that the parties assuming the debt could convert the debt into common stock of the Company at a conversion price of $0.08 per share.

8.       Income Taxes

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $259,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

9.       Comparative Figures

         Certain prior period's figures have been restated to conform to the current period's presentation.

10.      United States Generally Accepted Accounting Policies

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

Item 2.  Management's Discussion and Analysis of Plan of Operation

Plan of Operations.

         Since Sinoray Technology acquired a majority interest in the Company in January 2001, the Company has continued its development of the eSportbike.com web site. The Company intends to merge the business of eSportbike.com and Sinoray Technology within the next 12 months. The Company then intends to further develop the sportbike web site-based business and add the existing business of Sinoray Technology. The Company also plans to make strategic acquisitions of new clients and companies also servicing the software needs of major Asian banks.

         Sinoray Technology provides software solutions and ongoing support to major Chinese banks to assist them in implementing credit and debit card strategies for their customers. Even though Sinoray Technology clients are very large banks by all international standards, they have not offered credit or debit cards to their customers on a large scale. This is rapidly changing and all major Asian banks are issuing credit cards to the bulk of their urban customers. This rapid expansion together with the technological requirements to interface with international credit card services such as Visa, Mastercard and American Express for domestic and foreign users has placed considerable technical demands on the banks. As a result, they have outsourced these services as they generally do not have the capability and resources internally to meet these needs. Sinoray Technology's management have many years of direct experience developing and supporting similar software solutions in China and internationally.

The Company's sportbike business is focused on meeting the needs of the sportbike and motorcycle audience online. The website is a location where such individuals can share information, publish pictures, communicate, shop and discover relevant content targeted to their specific needs. Since the web site was originally launched in November 1998, the Company has achieved over 1 million unique visitors through 2000. Since re-launching eSportbike.com in March 2000, the site has enjoyed significant growth. Monthly banner ad views increased from approximately 1.3 million in September 2000 to 2 million in December 2000.

         The e-commerce industry in which the Company operates the sportsbike business is an intensely competitive one, where brand recognition, quality of site content, merchandise selection, convenience, price, and service are critical factors. The Company has many established competitors, ranging from local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Company operates. The industry may be affected by changes in customer tastes, economic, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the entertainment industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Results of Operations.

From April 7, 1997 to July 9, 1999 the Company was an inactive corporation. Since July 9, 1999 the Company has been a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company has met its capital requirements through the private sale of its common stock.

Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of its development.

         The Company intends to merge the businesses of eSportBike.com and Sinoray Technology. Sinoray Technology is an operating company that internally generates adequate cash flow to fund its own operations. Sinoray Technology has the opportunity to acquire additional clients and businesses, which may require additional capital to service and develop.

After the completion of its expansion plans, including the proposed merger of Sinoray Technology and eSportbike.com, Inc., the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Competition

The Company faces competition with respect to Sinoray Technology's operations. There are a number of companies servicing the software needs of the major Asian banks. However, in the opinion of Management, the specific market niche of Sinoray Technology is very specialized and few companies are able to combine the unique software and operational knowledge of Sinoray Technology. Companies like IBM, SLM Software and EDS all provide certain software solutions to these banks. There are also several domestic Chinese corporations that provide some aspects of development and support to these banks. Sinoray Technology uniquely provides a bridge between the western standards of credit and debit card companies and Asian operating procedures that makes them valuable to their clients. However, many of the Company's competitors operating in the Asian markets have greater financial resources than the Company.

The Company also faces competition with respect to its sport bike business from a wide variety of sport bike specific web sites, many of which have substantially greater financial, marketing and technological resources than the Company.

The marketplace for Sport Bike specific web sites is still in its infancy. Many of the web sites are not commercial, and the biggest commercial sites are almost all strictly relying on advertisers and not e-commerce sales. Several sites compete in this market, but no one has emerged as an industry leader. We have identified competition in terms of specific content and e-commerce applications that are relevant to our industry. The Company competes with several companies in respect of its sportbike operations, including but not limited to Motorcycle Online http://www.motorcycle.com, 2wf.com http://www.2wf.com, Motorcycle World http://www.motorcycleworld.com, Motorcycle Superstore http://www.motorcycle-superstore.com and Imotorcyclestore.com http://www.imotorcyclestore.com.



Employees

     At March 31, 2001 the Company had no full-time employees.

PART II - OTHER INFORMATION


Item  1.        Legal Proceedings

The Company is not a party to any pending legal proceedings, and to the best of the Company's knowledge, none of the Company's assets are the subject of any pending legal proceedings.

Item 2.         Change in Securities

During the first quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders,
(ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.


Item 3.         Defaults Upon Senior Securities

During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report

Item  5.        Other Information

On March 13, 2001, Robert McLauchlan and Kent Courtice entered into an agreement with Public Idea Capital Ltd., Xue Ming Liang, Sinoray Technology and the Company (the "Change in Control Agreement") whereby each of McLauchlan and Courtice transferred 5,000,000 shares of the Company common stock to Sinoray Technology (the "Transfer"). In exchange, Xue Ming Liang and Public Idea Capital Ltd. assumed two hundred and twenty thousand dollars ($220,000) in debt that the Company owed to McLauchlan and Courtice and received the right to convert the debt into shares of the Company common stock at a price of US$0.08 per share on a pro rata basis proportionate to who paid the debt.

Mr. Liang is a controlling shareholder and director of Sinoray Technology and Charles Spooner is a shareholder and director of Public Idea Capital Ltd. In connection with the Transfer, McLauchlan and Courtice each resigned his position as an officer and director of the Company. As a result of the Transfer, Sinoray Technology now owns a controlling interest in the Company. The Company expects to merge with Sinoray Technology within the next 12 months.

Item  6.        Exhibits and  Reports  on  Form  8-K

 The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

2.1               Change of Control Agreement dated January 15, 2001
3.1               Articles of Incorporation (1)
3.2               Amended Articles of Incorporation (1)
3.3               Bylaws (1)

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b)      Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 ESPORTBIKE.COM, INC.
                                 (Registrant)


Date: May 21, 2001               By:      /s/ Xue Ming Liang
                                          -----------------------------
                                    Name: Xue Ming Liang
                                          -----------------------------
                                    Title:   President and Director
                                          -----------------------------

Date: May 21, 2001               By:      /s/ Charles Spooner
                                          -----------------------------
                                    Name: Charles Spooner
                                          -----------------------------
                                    Title:   Director
                                          -----------------------------