Form 10KSB
period 2000-12-31
ESPORTBIKE COM INC
filed 2001-05-22
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000
                                       or

 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

              For the transition period from ______ to _____


                         Commission file number 0-27737
                                                -------

                                 eSportbike.com, Inc.
                 (Name of small business issuer in its charter)
             Nevada                                       77-0454856
  ------------------------------                      -----------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                       Identification No.)

          Suite #700-509 Richards St.,Vancouver, B.C., Canada, V6B 2Z6
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (604) 692-2520
                                 --------------
                           (Issuers telephone number)
                                 ---------------
Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

   State issuer's revenues for its most recent fiscal year.          $ 5608.00

         As of May 15, 2001, there were 16,400,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was ____________________ as of May 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

 NONE

      Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                    ---   ---

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page
PART I

Item 1.           Description of Business.....................................4
Item 2.           Description of Property.....................................6
Item 3.           Legal Proceedings...........................................6
Item 4.           Submission of Matters to a Vote of Security Holders.........6

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters....7
Item 6.           Management's Discussion and Analysis or Plan of Operations..8
Item 7.           Financial Statements........................................9
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................9
PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........9
Item 10.          Executive Compensation.....................................10
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.................................................10
Item 12.          Certain Relationships and Related Transactions.............11
Item 13.          Exhibits and Reports on Form 8-K...........................11

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

General

         On January 15, 2001, Sinoray Technology Limited ("Sinoray")acquired a majority interest in eSportsBike.com, Inc. (the "Company")[pursuant to a vote of shareholders of the Company (the "Acquisition")]. Sinoray through it wholly owned subsidiary corporation Legend Sequent (Beijing) Computer Technical Services Co., Ltd. provides proprietary software solutions and support services to some of China's largest banks. Legend develops and implements proprietary banking software applications, which include ATM device management, online banking transaction processing and routing formatters. Legend products target virtually all electronic banking delivery channels including existing credit and debit cards, home banking, point of sale transactions, Internet banking and security solutions.

         Since the Acquisition, the Company has continued its development of the eSportbike.com web site. The Company intends to merge the business of eSportbike.com and Sinoray within the next 12 months. The Company then intends to further develop the sportbike web site-based business and add the existing business of Sinoray. The Company also plans to seek strategic acquisitions of new clients and companies also servicing the software needs of major Asian banks.

         Prior to the Acquisition, the Company was an Internet start-up company focused on meeting the needs of the sportbike and motorcycle audience online. The web site is a location where such individuals can publish pictures of their bikes, share information, communicate, shop and discover relevant content targeted to their specific interests. Launched in November 1998 as Sportbike Online http://www.sportbikeonline.com, the Company has achieved over 1 million unique visitors through 2000. Since re-launching eSportbike.com in March 2000, the site has enjoyed significant growth. Monthly banner ad views increased from approximately 1,300,000 in September 2000 to 2 million in December 2000.

History

         The Company was organized as Morenci Corp., a Nevada Corporation, for the purpose of creating a corporate vehicle to seek, investigate and, where appropriate, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         Morenci was incorporated on April 7, 1997 and was formed specifically to be a "clean public shell," for the purpose of either merging with or acquiring an operating company. The Company ceased all activities from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a certificate of renewal from the State of Nevada. Since July 9, 1999, the Company has been in a developmental stage and has not commenced planned principal operations. On March 2, 2000 the Company entered into an agreement whereby the Company, in a reverse merger, purchased the assets of eSportbike.com, Inc. The Company also changed its name to eSportbike.com, Inc. Prior to March 2000, the Company had not engaged in any operations other than organizational matters.

         The Company's authorized capital stock is 100,000,000 shares of common stock, par value $0.001 per share. It is quoted and traded from time to time on the National Association of Security Dealers, Inc.'s (the "NASD's") OTC Bulletin Board under the trading symbol "ESPB.

         The executive offices of the Company are located at Suite #700-509 Richards St., Vancouver, B.C., Canada, V6B 2Z6. Its telephone number is (604) 692-2520.

CERTAIN TRENDS AND UNCERTAINTIES

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. The Company cautions readers that these factors, among others, could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected the Company's past results and may affect future results.

OPERATING LOSSES

         The Company has incurred net losses of approximately $252,026, $4,000 and $100 for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not engaged in any active operations through December 2000, or during 1999 and 1998, and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2002. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." Since the
Acquisition, the Company plans to merge with Sinoray and to continue the Sportbike website business and the existing business of Sinoray. The Company also intends to seek strategic acquisitions of companies and clients servicing the software needs of major Asian banks. To accomplish these goals, the Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

RISK OF LOW-PRICED STOCKS

         Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

         Currently, the Company's common stock is considered a "penny stock" for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's common stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

         Under the penny stock regulations, a broker or dealer selling "penny stock" to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

THE VOLATILITY OF OUR STOCK PRICE.

         Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

o        the amount and timing of orders for our services or products;
o        disruptions in the supply of delivering services or products;
o        seasonal variations in the sale of our services or products; and
o        general economic conditions.

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

COMPETITION

         The Company faces competition with respect to Sinoray's operations. There are a number of companies servicing the software needs of the major Asian banks. However, in the opinion of Management, the specific market niche of Sinoray is very specialized and few companies are able to combine the unique software and operational knowledge of Sinoray. Companies like IBM, SLM Software and EDS all provide certain software solutions to these banks. There are also several domestic Chinese corporations that provide some aspects of development and support to these banks. Sinoray uniquely provides a bridge between the western standards of credit and debit card companies and Asian operating procedures that makes them valuable to their clients. However, many of Sinoray's competitors operating in the Asian markets have greater financial resources than the Company.

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

         As of May 21, 2001, the Company had one (1) employee.

ITEM 2 DESCRIPTION OF PROPERTY

         Since 1997 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

         At December 31, 2000, the Company had a working agreement with the Company president to use 600 square feet of office space, telephones and secretarial services supplied on a gratis basis. Since March 2001, the Company is provided office space by Public Idea Capital Ltd., also on a gratis basis. Charles Spooner is a shareholder and director of Public Idea Capital Ltd.

ITEM 3 LEGAL PROCEEDINGS

         Not Applicable.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were subject to a vote of security holders during the fourth quarter of the fiscal year 2000.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is quoted and traded from time to time on the NASD's OTC Bulletin Board under the symbol "ESPB." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

Set forth below are the highs and lows of the Company common stock as reported on the NASD OTCBB for each quarter during the last two fiscal years and the first quarter of 2001:

1999:                       High                 Low
First Quarter                -                    -
Second Quarter               -                    -
Third Quarter                -                    -
Fourth Quarter               -                    -

2000:
-----

Quarter                   high trade            low trade

First Quarter              6.00                  2.938
Second Quarter             4.438                  .156
Third Quarter               .40                   .08
Fourth Quarter              .30                   .07


2001
----
First Quarter               .17                   .075


DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

         The number of shareholders of record of the Company's common stock as of May 15, 2001 was approximately thirty-six (36).

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no unregistered sales of the Company's securities.

         In  connection  with  organizing  the  Company,   on  April  18,  1997,
twenty-eight (28) persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of common stock at a value of $.001 per share. On May 6, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.

         On February 23, 2000, Daniel L. Hodges, a founder of the Company, returned 800,000 shares to the treasury and the shares were canceled, resulting in 200,000 remaining shares outstanding.

         On February 23, 2000 the Company declared a forward split 27 to 1, resulting in a total of 5,400,000 shares outstanding.

         On March 20, 2000, the Company issued 5,000,000 shares of the Company common stock to each of Robert E. McLauchlan and Kent Courtice and 1,000,000 shares to M. Gregg Marshall for services to the Company as officers and directors.

         On March 13, 2001, Robert McLauchlan and Kent Courtice each transferred 5,000,000 shares of the Company common stock to Sinoray. In exchange, Xue Ming Liang and Public Idea Capital Ltd. assumed two hundred and twenty thousand dollars ($220,000) in debt that the Company owed to McLauchlan and Courtice.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations.

         Since Sinoray acquired a majority interest in the Company in January 2001, the Company has continued its development of the eSportbike.com web site. The Company intends to merge the business of eSportbike.com and Sinoray within the next 12 months. The Company then intends to further develop the sportbike web site-based business and add the existing business of Sinoray. The Company also plans to seek strategic acquisitions of new clients and companies also servicing the software needs of major Asian banks.

         Sinoray provides software solutions and ongoing support to major Chinese banks to assist them in implementing credit and debit card strategies for their customers. Even though Sinoray clients are large banks, they have not offered credit or debit cards to their customers on a large scale. This is rapidly changing and all major Asian banks are issuing credit cards to the bulk of their urban customers. This rapid expansion together with the technological requirements to interface with international credit card services such as Visa, Mastercard and American Express for domestic and foreign users has placed considerable technical demands on the banks. As a result, they have outsourced these services as they generally do not have the capability and resources internally to meet these needs. Sinoray's management have many years of direct experience developing and supporting similar software solutions in China and internationally.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the private sale of its common stock .

         Since the Company's re-activation in July 9, 1999, the Company's principal capital requirements have been the funding of its development.

         The Company intends to merge the businesses of eSportBike.com and Sinoray. Sinoray is an operating company which internally generates adequate cash flow to fund its own operations. Sinoray has the opportunity to acquire additional clients and businesses which may require additional capital to service and develop.

         After the completion of its expansion plans, including the proposed merger of Sinoray and eSportbike.com, Inc., the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.


ITEM 7 FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As a result of the previously reported change of control the registrant engaged a new independent accountant as the principal accountant to audit the registrant's financial statements. The new independent accountant is James Stafford, Chartered Accountant. The change in accountants, which was effective August 1, 2000 was recommended by the registrant's chief financial officer and approved by the board of directors.

         There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         Prior to the new engagement, the registrant had not consulted the new accountant regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statements, or any advice as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement with the previous accountant.

         The registrant has provided the former accountant, Robison, Hill & Co. Certified Public Accountants, Salt Lake City, Utah with a copy of the disclosures it is making in response to this item in this Form 10-KSB and has requested the former accountant to furnish a letter addressed to the Securities and Exchange Commission stating whether the former accountant agrees with the statements made and, if not, stating the respects in which it disagrees. The registrant shall file the letter as an exhibit to this Form 10-KSB.

                                    PART III

ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name     Age     Office                        Term Expires
---------------     ---     -----                         ------------

Xue Ming Liang       44    President & Director         next annual meeting
Charles Spooner      50    Director                     next annual meeting

         Set forth below is certain biographical information, present occupation and business experience for the past five years of each director and executive officer of the Company. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

         Xue M Liang is the President and Director of the Company and a member of the Board of Directors since March 2000. Prior to joining the Company he was a Vice Technical Director for the Bank of China from March 1992 to May 2000, specializing in financial software applications and development.

         Charles Spooner joined the Company as a member of the Board of Directors in March 2000. He has been President and Director of Sonrae Corporation since 1982. Sonrae Corporation is a private investment company with interests in consulting, hospitality, oil and gas and real estate. Since October 2000 he is also a shareholder and director of Public Idea Capital Ltd., a private management consulting company and subsidiary of Sonrae Corporation.

         Daniel Hodges, former sole Director, President, Chief Financial Officer and Secretary of the Company, and W. Scott Marshall, former President and Director of the Company, each resigned his position as an officer and director of the Company during the calendar year 2000. Robert McLauchlan, Chief Executive Officer and Director of the Company, and Kent Courtice, President, Secretary and Treasurer of the Company, each resigned his position as an officer and director of the Company in connection with the Acquisition.


Board Meetings and Committees

         The Directors presently do not receive any remuneration for service on the Board. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year except M. Gregg Marshall, Robert E. McLauchlan and Kent Courtice did not file Form 3 and Daniel Hodges did not File Form 4.

ITEM 10 EXECUTIVE COMPENSATION

         Kent Courtice received a management of $14,980 from the Company during fiscal year 2000. Other than Mr. Courtice, neither the Chief Executive Officer nor any of the other executive officers of the Company was awarded, earned or received any compensation from the Company during either of the Company's last two fiscal years.

ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 16,400,000 shares of issued and outstanding Common Stock of the Company as of May _, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address
of Beneficial Owners /              Title of Class       Shares
Directors                                                Owned          Percent
--------------------------------------------------------------------------------
Sinoray Technology Limited           common stock      10,000,000*        60.98%
P.O Box 957
Offshore Incorporations Centre
Road Town, Tortola
British Virgin Islands

Xue Ming Liang                       common stock      10,000,000*        60.98%
Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6

Charles Spooner                      common stock         482,000          2.94%
Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6

M. Gregg Marshall                    common stock       1,000,000          6.10%
C/o Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6

All Executive Officers
and Directors as a Group
(3 persons)                          common stock      10,482,000         63.91%
-------
*  Mr. Liang is a controlling shareholder and director of Sinoray.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 13, 2001, Robert McLauchlan and Kent Courtice entered into an agreement with Public Idea Capital Ltd., Xue Ming Liang, Sinoray and the Company (the "Change in Control Agreement") whereby each of McLauchlan and Courtice transferred 5,000,000 shares of the Company common stock to Sinoray. In exchange, Xue Ming Liang and Public Idea Capital Ltd. assumed two hundred and twenty thousand dollars ($220,000) in debt that the Company owed to McLauchlan and Courtice and received the right to convert the debt into shares of the Company common stock at a price of US$0.08 per share on a pro rata basis proportionate to who paid the debt. Mr. Liang is a controlling shareholder and director of Sinoray. Charles Spooner is a shareholder and director of Public Idea Capital Ltd, which provides office space to the Company on a gratis basis.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report.

1.       Financial Statements                                               Page

Report of James Stafford, Chartered Accountant...............................F-1
Statement of Stockholders' Equity for the years ended
     December 31, 2000, and 1999.............................................F-2
Balance Sheets as of December 31, 2000, and 1999.............................F-3
Statements of Operations and Deficit for the years ended
     December 31, 2000, and 1999.............................................F-4
Statements of Cash Flows for the years ended
     December 31, 2000, and 1999.............................................F-5
Statement of Changes in Shareholders' Equity
     December 31, 2000, and 1999........................................ ....F-6
Notes to Financial Statements........................................F-7,F-8,F-9

2.       Financial Statement Schedules

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

         (a) The following exhibits are included as part of this report:

Exhibit
Number            Title of Document
-------           -----------------

2.1               Change of Control Agreement dated January 15, 2001 (1)
3.1               Articles of Incorporation (2)
3.2               Amended Articles of Incorporation (2)
3.3               Bylaws (2)

(1) Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed on May 21, 2001.

(2) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

         (b) Reports on Form 8-K filed.

         No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                               eSportbike.com, Inc.


Dated: May 22, 2001                         By:/S/Xue Ming Liang
                                              -----------------------------
                                              Xue Ming Liang

                                              -----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of May 2000.

Signatures                                    Title
----------                                    -----

/S/   Xue Ming Liang
--------------------
Xue Ming Liang                     President and Director
                                   (Principal Executive Officer)
                                   (Principal Financial and  Accounting Officer)
/S/   Charles Spooner
---------------------
Charles Spooner                    (Director)

--------------------------------------------------------------------------------
James Stafford          Chartered Accountant        An Incorporated Professional

--------------------------------------------------------------------------------
                                AUDITOR'S REPORT

To the Shareholders of
eSportbike.com, Inc.
(A development Stage Company)

I have audited the balance sheet of eSportbike.com, Inc. as at December 31, 2000 and the statements of operations and deficit, changes in shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with Canadian generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and deficit, changes in shareholders' equity and cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The balance sheet at December 31, 1999, and the statements of operations and deficit, changes in shareholders' equity and cash flows for the period then ended were audited by other auditors.

                                               "James Stafford"
Vancouver, Canada                              Chartered Accountant
May 8, 2001

                   COMMENTS BY THE AUDITOR FOR U.S. READERS ON
                        CANADA - U.S. REPORTING CONFLICT

The preceding opinion is expressed in accordance with standards of reporting established and generally accepted in Canada. Had the report been prepared in accordance with United States reporting standards, my report on the financial statements would have contained the following explanatory paragraph after the opinion paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a deficit, which raises substantial doubts about its ability to continue as a going concern. Until it achieves a continuous profitable level of operations, the Company may be dependent upon management obtaining sufficient financing to allow the Company to meet its objectives. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                "James Stafford"
Vancouver, Canada                               Chartered Accountant
May 8, 2001

                        ===============================
            Suite 300, The Randall Building, 555 West Georgia Street
                         Vancouver, BC, Canada, V6B 1Z6
  Telephone (604) 669-0711 Fax (604) 669-0754 Email j_stafford@staffordsca.com
                                                    --------------------------


eSportbike.com, Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. dollars)
===================================================================================================
As at December 31
===================================================================================================

                                                                               2000         1999
                                                                             ---------    ---------
ASSETS
------

Current assets
--------------
    Accounts receivable                                                      $   4,913    $    --
    Prepaid expenses                                                             1,155         --
                                                                             ---------    ---------

                                                                                 6,068         --

Due from shareholders                                                             --          6,677

Capital assets (Note 3)                                                          6,848         --
                                                                             ---------    ---------

                                                                             $  12,916    $   6,677
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
    Bank indebtedness                                                        $      55    $    --
    -----------------
    Accounts payable and accrued liabilities                                    16,926        2,751
                                                                             ---------    ---------

                                                                                16,981        2,751

Due to shareholders (Note 4)                                                   233,035         --
---------------------------                                                  ---------    ---------

                                                                               250,016        2,751
                                                                             ---------    ---------

Shareholders' equity
--------------------
    Capital stock (Note 5)
       Authorized
          100,000,000 common shares with a par value of $.001 per share
       Issued
          16,400,000 common shares at December 31, 2000 (1999 - 5,400,000)      16,400        5,400
       Additional paid-in capital                                                3,812        3,812
    Retained deficit                                                            (1,200)      (1,200)
    Deficit, accumulated during the development stage                         (256,112)      (4,086)
                                                                             ---------    ---------

                                                                              (237,100)       3,926
                                                                             ---------    ---------

                                                                             $  12,916    $   6,677
                                                                             =========    =========

On behalf of the Board:

Xue Ming Liang, Director            Charles Spooner, Director

  These accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Operations and Deficit
(Expressed in U.S. dollars)

========================================================================================================

                                                           Cumulative
                                                         Amounts from                               From
                                                     Inception of the                   Inception of the
                                                          Development                        Development
                                                             Stage On    For the year           Stage On
                                                      July 9, 1999 to           Ended    July 9, 1999 to
                                                         December 31,    December 31,       December 31,
                                                                 2000            2000               1999
--------------------------------------------------------------------------------------------------------

REVENUE
-------
    Advertising                                             $   5,608       $   5,608          $    --
                                                            ---------       ---------          ---------

EXPENSES
--------
    Accounting and legal                                       13,447          13,447               --
    Advertising and promotion                                 100,334         100,334               --
    Amortization                                                6,952           6,952               --
    Automotive                                                  1,860           1,860               --
    Bank charges and interest                                     511             511               --
    Consulting fees                                            53,901          53,901               --
    Filing fees                                                   204             204               --
    Insurance                                                   1,011           1,011               --
     Internet services                                         10,771          10,771               --
    Management fees                                            14,980          14,980               --
    Meals and entertainment                                     3,781           3,781               --
    Office and miscellaneous                                   19,007          14,921              4,086
    Rent                                                        7,751           7,751               --
    Telephone                                                   2,371           2,371               --
    Transfer fees                                               1,389           1,389               --
    Travel                                                     25,789          25,789               --
                                                            ---------       ---------          ---------

                                                              264,059         259,973              4,086
                                                            ---------       ---------          ---------

Income (loss) before other items                             (258,451)       (254,365)            (4,086)

Interest income                                                 1,094           1,094               --

Foreign exchange gain                                           1,245           1,245               --
                                                            ---------       ---------          ---------


Income (loss) for the year                                   (256,112)       (252,026)            (4,086)
--------------------------

Deficit, accumulated during the development stage,
    beginning of period                                          --            (4,086)              --
                                                            ---------       ---------          ---------

Deficit, accumulated during the development stage,          $(256,112)      $(256,112)         $  (4,086)
--------------------------------------------------
    end of period
    -------------                                           =========       =========          =========

Basic earnings loss per share                                    --         $   (0.01)         $   (0.00)
                                                            =========       =========          =========

   The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
=============================================================================================================================

                                                                           Cumulative
                                                                         Amounts from                                    From
                                                                     Inception of the                        Inception of the
                                                                          Development                             Development
                                                                             Stage On       For the year             Stage On
                                                                      July 9, 1999 to              Ended      July 9, 1999 to
                                                                         December 31,       December 31,         December 31,
                                                                                 2000               2000                 1999
-------------------------------------------------------------------  ----------------    ---------------      ---------------

Cash flows from operating activities
------------------------------------
    Loss for the year                                                $       (256,112)   $      (252,026)     $        (4,086)
       Item not affecting cash
          Amortization of capital assets                                        6,952              6,952                    -
                                                                     ----------------    ---------------      ---------------

                                                                             (249,160)          (245,074)              (4,086)

    Changes in non-cash working capital items
       (Increase) decrease in accounts receivable                              (4,913)            (4,913)                   -
       (Increase) decrease in prepaid expenses                                 (1,155)            (1,155)                   -
       Increase (decrease) in accounts payable                                 16,726             14,175                2,551
                                                                     ----------------    ---------------      ---------------


                                                                             (238,502)          (236,967)              (1,535)
                                                                     ----------------    ---------------      ---------------

Cash flows from investing activities
------------------------------------
    Purchase of capital assets                                                (13,800)           (13,800)                   -
                                                                     ----------------    ---------------      ---------------


Cash flows from financing activities
------------------------------------
    Increase (decrease) in amounts due to shareholders                        233,035            239,712               (6,677)
    Issuance of capital stock for debt                                         15,400             11,000                4,400
    Increase in additional paid-in capital                                      3,812                  -                3,812
                                                                     ----------------    ---------------      ---------------

                                                                              252,247            250,712                1,535
                                                                     ----------------    ---------------      ---------------

Increase (decrease) in cash                                                       (55)               (55)     $             -
---------------------------

Cash, beginning of period                                                           -                  -                    -
-------------------------                                            ----------------    ---------------      ---------------

Cash (deficiency), end of period                                     $            (55)   $           (55)     $             -
--------------------------------
===================================================================  ================    ===============      ===============

Cash paid during the period for interest                             $              -    $             -      $             -
----------------------------------------
===================================================================  ================    ===============      ===============

Cash paid during the period for franchise and income taxes           $            250    $             -      $           250
----------------------------------------------------------
===================================================================  ================    ===============      ===============



   The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Expressed in U.S. dollars)
For the years ended December 31
===================================================================================================================================

                                                                                                             Deficit
                                                                                                         Accumulated
                                                      Number                                              During the
                                                   Of Shares      Price                       Retained   Development
                                                      Issued  Per Share         Amount        Deficit          Stage          Total
-------------------------------------------     ------------  ---------   ------------   ------------   ------------   ------------


Balance at April 7, 1997 (inception)
  Shares issued for debt                               1,000   $   1.00   $      1,000   $          -   $          -   $      1,000
  Net loss for the period                                  -          -              -              -              -              -
                                                ------------              ------------   ------------   ------------   ------------

Balance at December 31, 1996                           1,000          -          1,000              -              -          1,000
  as originally reported

  Retroactive Adjustments:
    For 1000 to 1 stock split May 6, 1999            999,000          -              -              -              -              -
    For return of 800,000 shares Feb. 23, 2000      (800,000)         -           (800)             -              -           (800)
    For 27 to 1 stock split Feb. 23, 2000          5,200,000          -          5,200              -              -          5,200
    Contributed Capital                                    -          -          3,812              -              -          3,812
  Net loss for the period                                  -          -              -         (1,100)             -         (1,100)
                                                ------------              ------------   ------------   ------------   ------------

Restated Balance at January 1, 1997                5,400,000          -           9,212        (1,100)             -          8,112
Net Loss for the period                                   -           -              -           (100)             -           (100)
                                                ------------              ------------   ------------   ------------   ------------

Balance at December 31, 1998                       5,400,000          -          9,212         (1,200)             -          8,012
  Net loss for the period                                  -          -              -              -         (4,086)        (4,086)
                                                ------------              ------------   ------------   ------------   ------------

Balance at December 31, 1999                       5,400,000          -          9,212         (1,200)        (4,086)         3,926
    Shares issued for debt                        11,000,000          -         11,000              -              -         11,000
    Net loss for the period                                -          -              -              -       (252,026)      (252,026)
                                                ------------              ------------   ------------   ------------   ------------

Balance at December 31, 2000                      16,400,000   $      -   $     20,212   $     (1,200)  $   (256,112)  $   (237,100)
=============================================== ============   ========   ============   ============   ============   ============



   The accompanying notes are an integral part of these financial statements.

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
For the year ended December 31, 2000

1.       Nature of Operations

         eSportbike.com, Inc. (the "Company") was incorporated under the laws of the state of Nevada on April 7, 1997. The Company ceased all operating activities from its date of incorporation on April 7, 1997 to July 9, 1999. The Company is in the development stage and is developing an Internet website which provides community, content and commerce for the sportbike and motorcycle enthusiast.

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

Capital assets and amortization

         Capital assets are recorded at cost, and amortization is calculated using the straight-line method over the estimated economic useful lives of the related assets as follows:

         Furniture                          5 years straight line
         Computer hardware                  3 years straight line
         Computer software                  1 year straight line
         Intangibles                        2 years straight line

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting year. Actual results may differ from these estimated amounts.


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
For the year ended December 31, 2000

Financial instruments

         Financial instruments are initially recorded at historical costs. If subsequent circumstances indicate that a decline in fair value of a financial instrument is other than temporary, the financial asset is written-down to its fair value.

Loss per share

         Loss per share is  calculated  using  the  weighted  average  number of shares  outstanding  during the year.  For the year ended  December 31,
         2000 and the period  ended  December 31,  1999,  the  weighted  average number  of common  shares  outstanding  was  13,958,904  and  5,400,000 respectively.

         Fully diluted earnings per share consider the dilutive impact of the conversion of any outstanding stock options and warrants as if the events had occurred at the beginning of the year. For the year ended
         December 31, 2000 and for the period ended December 31, 1999, this calculation proved to be anti-dilutive.

Foreign exchange

The functional currency of the Company is Canadian dollars. Income statement items are translated into U.S. dollars at the average exchange rate during the year. At the balance sheet date, monetary items are adjusted to reflect the exchange rate in effect at that time.

Exchange gains and losses arising on the translation or settlement of foreign currency denominated monetary items are included in the determination of net income for the current year.

3.       Capital Assets


                                                                   Accumulated              Net book value
                                                     Cost          Amortization         2000              1999
                                                 -------------    --------------    -------------    -----------
         Computer equipment                      $       4,667    $        1,556    $       3,111    $         -
         Furniture and equipment                           426                85              341              -
         Intangibles                                     6,793             3,397            3,396              -
         Software                                        1,914             1,914                -              -
                                                 -------------    --------------    -------------    -----------

                                                 $      13,800    $        6,952    $       6,848    $         -

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
For the year ended December 31, 2000

         On March 2, 2000, the Company entered into an agreement whereby the Company purchased the assets of the proprietorship eSportbike.com, essentially consisting of the domain name. The purchase price consisted of CDN$10,000 (US$6,793) and the assumption of liabilities in the amount of CDN$113,000. The assumption of liabilities was later renegotiated to CDN$1. At December 31, 2000, accounts payable includes US$6,793 of the purchase price.

4.       Due to Shareholders

         Amounts due to shareholders are non-interest bearing, unsecured and have no fixed terms of repayment.

5.       Capital Stock

         Included as issued capital stock are 11,000,000 common shares which may not be traded without regulatory approval.

         All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock splits and cancellation of shares as noted below.

         During the year ended December 31, 2000 the Company issued 11,000,000 common shares valued at $11,000 to directors of the Company for management services. (Note 6)

         On May 6, 1999 the Board of Directors authorized a 1,000 to 1 stock split and changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On February 23, 2000 the Board of Directors authorized the acceptance of 800,000 restricted common shares returned to the Company by its former Officer and Director. The shares were canceled immediately upon receipt.

         On February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 common shares.

6.       Related Party Transactions

         During the year ended December 31, 2000, the Company issued 11,000,000 common shares valued at $11,000 to three shareholders of the Company as compensation for management services (Note 5).

         During the year ended December 31, 2000, the Company paid management fees of US$14,980 to a director of the Company.

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
For the year ended December 31, 2000

7.       Subsequent Events

On January 15, 2001, the Company entered into an agreement with two directors and shareholders of the Company and certain third parties, whereby for cash proceeds of $220,000 the directors agreed to:

         a) Assign debts of $220,000 owed to them by the Company to the third parties.
         b) Transfer 10,000,000 restricted common shares of the Company owned by them to the third parties.
         c)       Resign as directors of the Company

The Company also agreed that the parties assuming the debt could convert the debt into common stock of the Company at a conversion price of $0.08 per share.

8.       Income Taxes

As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $250,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

9.       Comparative Figures

Certain prior period's figures have been restated to conform to the current year's presentation.

10.      United States Generally Accepted Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in Canada. These financial statements also comply, in all material aspects, with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.