Form 10QSB
period 2001-06-30
ESPORTBIKE COM INC
filed 2001-08-14
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
  [x]     QUARTERLY REPORT UNDER SECTION 13  OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001
  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the transition period from          to
                                                  --------    --------
                         Commission file number 0-27737
                                                -------


                              eSportbike.com, Inc.
                              --------------------
        (Exact name of small business issuer as specified by its charter)


             77-0454856                                      NEVADA
---------------------------------              ---------------------------------
(IRS Employer Identification No.)              (State or other jurisdiction of
                                                Incorporation or organization)

          Suite #700-509 Richards St.,Vancouver, B.C., Canada, V6B 2Z6
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (604) 692-2520
                                 --------------
                           (Issuers telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 16,400,000
                                         ------------------------

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [x]

Part 1     Financial Information
Item 1.    Financial Statements


James Stafford         Chartered Accountant         An Incorporated Professional

                      =====================================


                            REVIEW ENGAGEMENT REPORT


To the Shareholders of
eSportbike.com, Inc.
(A development Stage Company)

I have reviewed the balance sheet of eSportbike.com, Inc. as at June 30, 2001 and the statements of operations and deficit, changes in shareholders' equity and cash flows for the six-month period then ended. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by management.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.



                                                          /s/ James Stafford

Vancouver, Canada                                         Chartered Accountant

August 8, 2001




                     =====================================

           Suite 300, The Randall Building, 555 West Georgia Street,
                         Vancouver, BC, Canada, V6B 1Z6
  Telephone (604) 669-0711 Fax (604) 669-0754 Email j_stafford@staffordsca.com


eSportbike.com, Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)
=========================================================================================================================
                                                                             June 30,          June 30,      December 31,
                                                                                2001             2000             2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                             $       3,974    $      13,101    $           -
    Accounts receivable                                                           6,148              981            4,913
    Prepaid expenses                                                              1,143            5,340            1,155
                                                                          -------------    -------------    -------------

                                                                                 11,265           19,422            6,068

Capital assets (Note 3)                                                           4,341            7,721            6,848
                                                                          -------------    -------------    -------------

                                                                          $      15,606    $      27,143    $      12,916
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Bank indebtedness                                                     $           -    $           -               55
    Accounts payable and accrued liabilities                                     22,072            5,568           16,926
                                                                          -------------    -------------    -------------

                                                                                 22,072            5,568           16,981

Due to shareholders (Note 4)                                                    245,842          125,167          233,035
                                                                          -------------    -------------    -------------

                                                                                267,914          130,735          250,016
                                                                          -------------    -------------    -------------

Shareholders' equity
    Capital stock (Note 5)
      Authorized
        100,000,000 common shares with a par value of $.001 per share
      Issued
        16,400,000 common shares at June 30, 2001 and 2000                       16,400           16,400           16,400
      Additional paid-in capital                                                  3,812            3,812            3,812
    Deficit, accumulated during the development stage                          (272,520)        (123,804)        (257,312)
                                                                          -------------    -------------    -------------

                                                                               (252,308)        (103,592)        (237,100)
                                                                          -------------    -------------    -------------

                                                                          $      15,606    $      27,143    $      12,916
=========================================================================================================================


Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Xue Ming Liang           Director  /s/ Charles Spooner          Director
---------------------------            ---------------------------



These accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Operations and Deficit
(Expressed in U.S. dollars)
(Unaudited)
===================================================================================================================

                                                                                        For the             For the
                                                                                      Six-month           Six-month
                                                                                   Period ended        Period ended
                                                                                       June 30,            June 30,
                                                                                           2001                2000
-------------------------------------------------------------------------------------------------------------------
REVENUE
    Advertising                                                                $          9,262    $            981
                                                                               ----------------    ----------------

EXPENSES
    Accounting and legal                                                                  4,472               2,704
    Advertising and promotion                                                               400              62,325
    Amortization                                                                          2,505               3,578
    Bank charges and interest                                                               214                 282
    Consulting fees                                                                         775               8,111
    Insurance                                                                                 -               1,014
    Internet services                                                                    11,619                   -
    Management fees                                                                           -              17,578
    Office and miscellaneous                                                              1,150              17,887
    Rent                                                                                  2,528                   -
    Telephone                                                                               270                   -
    Transfer fees                                                                         1,059                   -
    Travel                                                                                    -               6,503
                                                                               ----------------    ----------------

                                                                                         24,992             119,982
                                                                               ----------------    ----------------

Net loss before other items                                                             (15,730)           (119,001)
                                                                               ----------------    ----------------

Other items
    Interest income                                                                           -                 483
    Foreign exchange gain                                                                   522                   -
                                                                               ----------------    ----------------


                                                                                            522                 483
                                                                               ----------------    ----------------

Net loss for the year                                                                   (15,208)           (118,518)

Deficit, accumulated during the development stage, beginning of period                 (257,312)             (5,286)
                                                                               ----------------    ----------------

Deficit, accumulated during the development stage, end of period               $       (272,520)   $       (123,804)
===================================================================================================================

Loss per share (Note 2)                                                        $         (0.002)   $          (0.01)
===================================================================================================================





The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Expressed in U.S. dollars)
(Unaudited)
===============================================================================================================================

                                                                                                     Deficit
                                                                                                 Accumulated
                                                                    Number                        During the
                                                                 Of Shares                       Development
                                                                    Issued           Amount            Stage              Total
-------------------------------------------------------------------------------------------------------------------------------

Balance at April 7, 1997 (inception)
  Shares issued for debt                                             1,000    $       1,000    $           -    $         1,000
  Net loss for the period                                                -               -                 -                  -
                                                             -------------    -------------    -------------    ---------------

Balance at December 31, 1996                                         1,000            1,000                -              1,000
  As originally reported

  Retroactive Adjustments:
    For 1000 to 1 stock split May 6, 1999                          999,000                -                -                  -
    For return of 800, 000 shares Feb. 23, 2000                   (800,000)            (800)               -               (800)
    For 27 to 1 stock split Feb. 23, 2000                        5,200,000            5,200                -              5,200
    Contributed Capital                                                  -            3,812                -              3,812
  Net loss for the period                                                -                -           (1,100)            (1,100)
                                                             -------------    -------------    -------------    ---------------

Restated Balance at January 1, 1997                              5,400,000            9,212           (1,100)             8,112
  Net loss for the period                                                -                -             (100)              (100)
                                                             -------------    -------------    -------------    ---------------

Balance at December 31, 1998                                     5,400,000            9,212           (1,200)             8,012
  Net loss for the period                                                -                -           (4,086)            (4,086)
                                                             -------------    -------------    -------------    ---------------

Balance at December 31, 1999                                     5,400,000            9,212           (5,286)             3,926
    Shares issued for debt                                      11,000,000           11,000                -             11,000
    Net loss for the period                                              -                -         (118,518)          (118,518)
                                                             -------------    -------------    -------------    ---------------

Balance at June 30, 2000                                        16,400,000           20,212         (123,804)          (103,592)
  Net loss for the period                                                -                -         (133,508)          (133,508)
                                                             -------------    -------------    -------------    ---------------

Balance at December 31, 2000                                    16,400,000           20,212         (257,312)          (237,100)
  Net loss for the period                                                -                -          (15,208)           (15,208)
                                                             -------------    -------------    -------------    ---------------

Balance at June 30, 2001                                        16,400,000    $      20,212    $    (272,520)   $      (252,308)
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
======================================================================================================================
                                                                                               For the         For the
                                                                                             Six-month       Six-month
                                                                                          Period ended    Period ended
                                                                                              June 30,        June 30,
                                                                                                  2001            2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Loss for the period                                                                 $    (15,208)   $   (118,518)
          Adjustments to reconcile loss to net cash
          used in operating activities
          Amortization of capital assets                                                         2,505           3,578
                                                                                          ------------    ------------

                                                                                               (12,703)       (114,940)
      Changes in non-cash working capital items
          (Increase) decrease in accounts receivable                                            (1,235)           (981)
          (Increase) decrease in prepaid expenses                                                   12          (5,340)
          Increase (decrease) in accounts payable                                                5,147           2,817
                                                                                          ------------    ------------

                                                                                                (8,779)       (118,444)
                                                                                          ------------    ------------

Cash flows from investing activities
      Purchase of capital assets                                                                     -         (11,299)
                                                                                          ------------    ------------

Cash flows from financing activities
      Increase (decrease) in amounts due to shareholders                                        12,808         131,844
      Issuance of capital stock                                                                      -          11,000
                                                                                          ------------    ------------

                                                                                                12,808         142,844
                                                                                          ------------    ------------

Net increase in cash and cash equivalents                                                        4,029          13,101

Cash and cash equivalents, beginning of period                                                     (55)              -
                                                                                          ------------    ------------

Cash and cash equivalents, end of period                                                  $      3,974    $     13,101
======================================================================================================================

Cash paid during the period for interest                                                  $        Nil    $        Nil
======================================================================================================================

Cash paid during the period for franchise and income taxes                                $        Nil    $        Nil
======================================================================================================================





The accompanying notes are an integral part of these financial statements.

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2001
================================================================================

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

         These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the Company are dependent on the Company's ability to receive continued financial support, complete public equity financing, or generate profitable operations in the future.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements of eSportbike.com, Inc. for the year ended December 31, 2000.

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

         Capital assets and amortization

         Capital assets are recorded at cost, and amortization is calculated using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Furniture                          5 years straight line
                  Computer hardware                  3 years straight line
                  Intangibles                        2 years straight line


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2001
================================================================================

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

         Loss per share

         Loss per share is calculated using the weighted average number of shares outstanding during the period. For the periods ended June 30, 2001 and 2000, the weighted average number of common shares outstanding was 8,267,397 and 8,244,809 respectively.

         Fully diluted earnings per share consider the dilutive impact of the conversion of any outstanding stock options and warrants as if the events had occurred at the beginning of the period. For the periods ended June 30, 2001 and 2000, this calculation proved to be anti-dilutive.

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

3.       Capital Assets

         ==================================================================================================
                                                            Accumulated              Net book value
                                              Cost         Amortization    June 30, 2001     June 30, 2000
         --------------------------------------------------------------------------------------------------
         Computer equipment              $       4,667    $       2,334    $        2,333             4,256
         Furniture and equipment                   426              128               298                 -
         Intangibles                             6,793            5,083             1,710             3,465
                                         -------------    -------------    --------------    --------------

                                         $      11,886    $       7,544    $        4,341    $        7,721
         ==================================================================================================


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2001
================================================================================

         On March 2, 2000, the Company entered into an agreement whereby the Company purchased the assets of the proprietorship eSportbike.com, essentially consisting of the domain name. The purchase price consisted of CDN$10,000 (US$6,793) and the assumption of liabilities in the amount of CAD$113,000. The assumption of liabilities was later renegotiated to $1. At June 30, 2001, accounts payable includes $6,793 of the purchase price.

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

6.       Related Party Transactions

         During the six-month period ended June 30, 2000, the Company issued 11,000,000 common shares valued at $11,000 to three shareholders of the Company as compensation for management services (Note 5).

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
June 30, 2001
================================================================================

         On January 15, 2001, the Company entered into an agreement with two directors and shareholders of the Company and certain third parties, whereby for cash proceeds of $220,000 the directors assigned debts of $220,000 owed to them to the third party, transferred 5,000,000 restricted common shares of the Company owned by them to the third party, and resigned as directors of the Company.

7.       Income Taxes

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $272,000 that may be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

8.       Comparative Figures

         Certain prior periods' figures have been restated to conform to the current period's presentation.

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

Item 2.  Management's Discussion and Analysis of Plan of Operation

Plan of Operations.

         Sinoray Technology acquired a majority interest in eSportbike.com, Inc. (the "Company") in January 2001. Since the acquisition, the Company has continued its development of the eSportbike.com web site that provides community, content and commerce for the sportbike and motorcycle enthusiast. The Company intends to merge the business of eSportbike.com and Sinoray Technology within the next 12 months. The Company then intends to further develop the sportbike web site-based business and add the existing business of Sinoray Technology. The Company also plans to make strategic acquisitions of new clients and companies also servicing the software needs of major Asian banks.

         Sinoray Technology provides software solutions and ongoing support to major Chinese banks to assist them in implementing credit and debit card strategies for their customers. Even though Sinoray Technology clients are large banks, they have not offered credit or debit cards to their customers on a wide scale. Management believes that this is rapidly changing and all major Asian banks are issuing credit cards to the bulk of their urban customers. This rapid expansion together with the technological requirements to interface with international credit card services such as Visa, Mastercard and American Express for domestic and foreign users have placed considerable technical demands on the banks. As a result, they have outsourced these services as they generally do not have the capability and resources internally to meet these needs. Sinoray Technology's management have many years of direct experience developing and supporting similar software solutions in China and internationally.

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

         The e-commerce industry in which the Company operates the sportsbike business is very competitive and brand recognition, quality of site content, merchandise selection, convenience, price, and service are critical factors. The Company has many established competitors, ranging from local single unit operations to large multi-national operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Company operates. The industry may be affected by changes in customer tastes, economics, and demographic trends. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the e-commerce industry in general and the Company in particular. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

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

Employees

         At June 30, 2001 the Company had no full-time employees.

PART II - OTHER INFORMATION


Item  1. Legal Proceedings

         The Company is not a party to any pending legal proceedings, and to the best of the Company's knowledge, none of the Company's assets are the subject of any pending legal proceedings.

Item 2.  Change in Securities

         During the second  quarter of the fiscal year  covered by this  report,
(i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.


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

Item  6.      Exhibits and  Reports on  Form  8-K

The following exhibits are included as part of this report:

Exhibit
Number                      Title of Document

2.1              Change of Control Agreement dated January 15, 2001(1)
3.1              Articles of Incorporation (2)
3.2              Amended Articles of Incorporation (2)
3.3              Bylaws (2)

(1) Incorporated by reference to the Registrant's Form 10-QSB filed on May 21, 2001.

(2) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

(3)      Reports on Form 8-K filed.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            ESPORTBIKE.COM, INC.
                                            (Registrant)


Date: August 14, 2001                       By:  /s/ Xue Ming Liang
                                               -----------------------------
                                            Name: Xue Ming Liang
                                                 ---------------------------
                                            Title:  President and Director
                                                  --------------------------

Date: August 14, 2001                       By:  /s/ Charles Spooner
                                               -----------------------------
                                            Name: Charles Spooner
                                                 ---------------------------
                                            Title: Director
                                                  --------------------------