Form 10QSB
period 2001-09-30
ESPORTBIKE COM INC
filed 2001-11-20
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    --------
                         Commission file number 0-27737
                                                -------


                              eSportbike.com, Inc.
                              --------------------
        (Exact name of small business issuer as specified by its charter)


               77-0454856                              NEVADA
    ---------------------------------       -------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 16,400,000
                                         -----------------------------

Transitional Small Business Disclosure Format (check one). Yes [ ] No [x]
                              eSportbike.com, Inc.
                          (A Development Stage Company)



                              Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                               September 30, 2001

James Stafford
Professional                  Chartered Accountant               An Incorporated
--------------------------------------------------------------------------------




                            REVIEW ENGAGEMENT REPORT


To the Shareholders of
eSportbike.com, Inc.
(A development Stage Company)

I have reviewed the balance sheet of eSportbike.com, Inc. as at September 30, 2001 and the statements of operations and deficit, changes in shareholders' equity and cash flows for the nine-month period then ended. My review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by management.

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

November 6, 2001


Suite 300, The Randall Building, 555 West Georgia Street, Vancouver, BC, Canada, V6B 1Z6
  Telephone (604) 669-0711 Fax (604) 669-0754 Email j_stafford@staffordsca.com


eSportbike.com, Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)
==================================================================================================================================
                                                                                September 30,     September 30,       December 31,
                                                                                   2001              2000               2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets
    Cash and cash equivalents                                                   $   3,850         $   1,241           $    --
    Accounts receivable                                                             2,880             3,151               4,913
    Prepaid expenses                                                                1,097              --                 1,155
                                                                                ---------         ---------           ---------

                                                                                    7,827             4,392               6,068

Capital assets (Note 3)                                                             3,088             8,163               6,848
                                                                                ---------         ---------           ---------

                                                                                $  10,915         $  12,555           $  12,916
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Bank indebtedness                                                           $    --           $   7,460           $      55
    Accounts payable and accrued liabilities                                       22,399              --                16,926
                                                                                ---------         ---------           ---------

                                                                                   22,399             7,460              16,981

Due to shareholders (Note 4)                                                      241,736           180,110             233,035
                                                                                ---------         ---------           ---------

                                                                                  264,135           187,570             250,016
                                                                                ---------         ---------           ---------

Shareholders' equity
    Capital stock (Note 5)
      Authorized
        100,000,000 common shares with a par value of $.001 per share
      Issued and outstanding
        16,400,000 common shares at September 30, 2001 and 2000                    16,400            16,400              16,400
      Additional paid-in capital                                                    3,812             3,812               3,812
    Deficit, accumulated during the development stage                            (273,432)         (195,227)           (257,312)
                                                                                ---------         ---------           ---------

                                                                                 (253,220)         (175,015)           (237,100)
                                                                                ---------         ---------           ---------

                                                                                $  10,915         $  12,555           $  12,916
===============================================================================================================================
Nature and Continuance of Operations (Note 1)


On behalf of the Board:

_____________________________Director_____________________________Director


  These accompanying notes are an integral part of these financial statements.


eSportbike.com, Inc.
(A Development Stage Company)
Statement of Operations and Deficit
(Expressed in U.S. dollars)
(Unaudited)
========================================== ============================ =================== ================== ===================

                                                 For the             For the            For the             For the
                                               Three-month         Three-month         Nine-month          Nine-month
                                               Period ended        Period ended       Period ended        Period ended
                                               September 30,       September 30,      September 30,       September 30,
                                                   2001                2000               2001                2000
---------------------------------------------------------------------------------------------------------------------------------
REVENUE
    Advertising                                $        --         $       2,633      $       9,262       $       3,614
                                               -------------       -------------      -------------       -------------

EXPENSES
    Accounting and legal                               3,848               1,716              8,320               4,420
    Advertising and promotion                           --                22,360                400              84,685
    Amortization                                       1,253               5,275              3,758               5,275
    Bank charges and interest                             42                 123                256                 405
    Consulting fees                                     --                   168                775               8,279
    Insurance                                           --                     6               --                 1,020
    Internet services                                   --                  --               11,619                --
    Management fees                                     --                32,726               --                53,882
    Office and miscellaneous                            --                 6,758              1,150              10,252
    Rent                                                --                 7,644              2,528               7,644
    Telephone                                           --                 1,841                270               1,841
    Transfer and filing fees                              13               1,262              1,072               1,262
    Travel                                              --                 8,759               --                15,262
                                               -------------       -------------      -------------       -------------

                                                       5,156              88,638             30,148             194,227
                                               -------------       -------------      -------------       -------------

Net loss before other items                           (5,156)            (86,005)           (20,886)           (190,613)
                                               -------------       -------------      -------------       -------------

OTHER ITEMS
    Interest income                                     --                   189               --                   672
    Foreign exchange gain                              4,244                --                4,766                --
                                               -------------       -------------      -------------       -------------

                                                       4,244                 189              4,766                 672
                                               -------------       -------------      -------------       -------------

Net loss for the period                                 (912)            (85,816)           (16,120)           (189,941)

Deficit, accumulated during the                     (272,520)             (5,286)          (257,312)             (5,286)
development stage, beginning of                -------------       -------------      -------------       -------------
period

Deficit, accumulated during the                $    (273,432)      $    (91,102)      $    (273,432)      $    (195,227)
development stage, end of period
=======================================================================================================================

Loss per share (Note 2)                        $      (0.001)      $     (0.005)      $      (0.001)      $      (0.021)
=======================================================================================================================




   The accompanying notes are an integral part of these financial statements.



eSportbike.com, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Expressed in U.S. dollars)
(Unaudited)
=================================================================================================================================

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                        Number                         During the
                                                                       Of Shares                      Exploration
                                                                        Issued           Amount          Stage           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                           5,400,000     $      9,212    $     (5,286)   $      3,926
  Shares issued for settlement of debt                                11,000,000           11,000            --            11,000
  Net loss for the period                                                   --               --          (252,026)       (252,026)
                                                                    ------------     ------------    ------------    ------------

Balance at December 31, 2000                                          16,400,000     $     20,212    $   (257,312)   $   (237,100)
=================================================================================================================================


Balance at December 31, 1999                                           5,400,000     $      9,212    $     (5,286)   $      3,926
  Shares issued for settlement of debt                                11,000,000           11,000            --            11,000
  Net loss for the period                                                   --               --          (189,941)       (189,941)
                                                                    ------------     ------------    -------------   -------------

Balance at September 30, 2000                                         16,400,000     $     20,212    $   (195,227)   $   (175,015)
=================================================================================================================================


Balance at December 31, 2000                                          16,400,000     $     20,212    $   (257,312)   $   (237,100)
  Net loss for the period                                                   --               --           (16,120)        (16,120)
                                                                    ------------     ------------    -------------   -------------

Balance at September 30, 2001                                         16,400,000     $     20,212    $   (273,432)   $   (253,220)
=================================================================================================================================







   The accompanying notes are an integral part of these financial statements.



eSportbike.com, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
===================================================================================================================================
                                                             For the             For the             For the            For the
                                                           Three-month         Three-month          Nine-month         Nine-month
                                                           Period ended        Period ended        Period ended       Period ended
                                                           September 30,       September 30,       September 30,      September 30,
                                                              2001                2000                2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Loss for the period                                  $    (912)          $ (85,816)          $ (16,120)         $(189,941)
          Adjustments to reconcile loss to net cash
          used in operating activities
          Amortization of capital assets                       1,253               5,275               3,758              5,275
                                                           ---------           ---------           ---------          ---------

                                                                 341             (80,541)            (12,362)          (184,666)
      Changes in non-cash working capital items
          (Increase) decrease in accounts receivable           3,268              (2,170)              2,033              3,526
          (Increase) decrease in prepaid expenses                 46               5,340                  58               --
          Increase (decrease) in accounts payable                327              12,892               5,475             15,709
                                                           ---------           ---------           ---------          ---------

                                                               3,982             (64,479)             (4,796)          (165,431)
                                                           ---------           ---------           ---------          ---------

Cash flows from investing activities
      Purchase of capital assets                                --                (2,324)               --              (13,438)
                                                           ---------           ---------           ---------          ---------

Cash flows from financing activities
       Amounts due to shareholders                            (4,106)             54,943               8,701            180,110
                                                           ---------           ---------           ---------          ---------

Net increase in cash and cash equivalents                       (124)            (11,860)              3,905              1,241

Cash and cash equivalents, beginning of period                 3,974              13,101                 (55)              --
                                                           ---------           ---------           ---------          ---------

Cash and cash equivalents, end of period                   $   3,850           $   1,241           $   3,850          $   1,241
========================================================   =========           =========           =========          =========


   The accompanying notes are an integral part of these financial statements.

eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
September 30, 2001
================================================================================

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

         These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. Continued operations of the Company are dependent on the Company's ability to receive continued financial support, complete public equity financing, or generate profitable operations in the future. There is a substantial doubt about the Company's ability to continue as a going concern.

         These unaudited interim financial statements have been prepared in accordance with accounting policies as set out in the Company's audited financial statements for the year ended December 31, 2000.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting or normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements of eSportbike.com, Inc. for the year ended December 31, 2000.

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

         Capital assets and amortization

         Capital assets are recorded at cost, and amortization is calculated using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Furniture                          5 years straight line
                  Computer hardware                  3 years straight line
                  Intangibles                        2 years straight line


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
September 30, 2001
================================================================================

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

         Basic loss per share

         Loss per share is calculated using the weighted average number of shares outstanding during the period. For the nine-month periods ended
         September 30, 2001 and 2000, the weighted average number of common shares outstanding were 16,400,000 and 9,066,666 respectively. For the three-month periods ended September 30, 2001 and 2000, the weighted average number of common shares outstanding were 16,400,000 and 16,400,000 respectively.

         In February  1997,  the  Financial  Accounting  Standards  Board issued
         Statement of Financial  Standards No. 128,  "Earnings per share" ("SFAS
         128").   Under  SFAS  128,   diluted  earnings  per  share  takes  into
         consideration the weighted average number of shares  outstanding during the year and potentially  dilutive common shares. For the periods ended
         September   30,   2000  and  2001   this   calculation   proved  to  be
         anti-dilutive.

         Basic loss per share is computed as follows:

                                                               Three month     Three month     Nine month     Nine month
                                                               period ended    period ended   period ended   period ended
                                                               September 30,   September 30,  September 30,  September 30,
                                                                   2001            2000           2001           2000
--------------------------------------------------------------------------------------------------------------------------

         Numerator:
                    Numerator for net loss per share           $      (912)    $   (85,816)   $   (16,120)  $   (189,941)
         Denominator:
                Weighted average shares outstanding             16,400,000      16,400,000     16,400,000      9,066,666
---------------------------------------------------------------------------------------------------------------------------
         Net loss per share - basic                            $    (0.001)    $    (0.005)   $    (0.001)  $     (0.021)
---------------------------------------------------------------------------------------------------------------------------

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


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
September 30, 2001
===================================================================================================================

3.       Capital Assets

===================================================================================================================
                                                                                                Net book value
                                                                           Accumulated    September 30,    September 30,
                                                             Cost          Amortization       2001             2000
------------------------------------------------------------------------------------------------------------------------

         Computer equipment                               $     4,664      $     2,718     $     1,946     $     4,256
         Furniture and equipment                                  417              142             276            --
         Intangibles                                            6,793            5,927             866           3,907
                                                          -----------      -----------     -----------     -----------
                                                          $    11,874      $     8,787     $     3,088     $     8,163
======================================================================================================================

         On March 2, 2000, the Company entered into an agreement whereby the Company purchased the assets of the proprietorship eSportbike.com, essentially consisting of the domain name. The purchase price consisted of CDN$10,000 (US$6,793) and the assumption of liabilities in the amount of CAD$113,000. The assumption of liabilities was later renegotiated to $1. At September 30, 2001, accounts payable includes $6,793 of the purchase price.

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

         On February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 common shares. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect this stock split.

6.       Related Party Transactions

         During the nine-month period ended September 30, 2000, the Company issued 11,000,000 common shares valued at $11,000 to three shareholders of the Company as compensation for management services (Note 5).

         On January 15, 2001, the Company entered into an agreement with two directors and shareholders of the Company and certain third parties, whereby for cash proceeds of $220,000 the directors assigned debts of $220,000 owed to them to the third party, transferred 5,000,000 restricted common shares of the Company owned by them to the third party, and resigned as directors of the Company.


eSportbike.com, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. dollars)
(Unaudited)
September 30, 2001
================================================================================

7.       Income taxes

         Income taxes are calculated in accordance  with the provision set forth in SFAS No. 109,  "Accounting  for Income  Taxes."  Under SFAS No. 109,
         deferred  income taxes are  determined  using an asset and  liabilities
         approach.   This  method   gives   consideration   to  the  future  tax
         consequences   associated  with   differences   between  the  financial
         accounting and tax basis of assets and liabilities, and gives immediate effect to changes in income tax laws. Temporary differences giving rise
         to  the  deferred  tax  asset  consist   primarily  of  the  excess  of
         amortization for accounting purposes over the amount for tax purposes.

         The Company has fully reserved the tax benefits of these amounts because the likelihood of realization of the tax benefits cannot be determined.


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

10.      Supplemental Disclosures with Respect to Cash Flows


                                                                                        Nine-month            Nine-month
                                                                                       period ended          period ended
                                                                                    September 30, 2001    September 30, 2001
         -------------------------------------------------------------------------------------------------------------------

         Cash paid during the year for interest                                       $       Nil           $       Nil
         ==================================================================================================================

         Cash paid during the year for income taxes                                   $       Nil           $       Nil
         ==================================================================================================================


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

Employees

         At September 30, 2001 the Company had no full-time employees.

PART II - OTHER INFORMATION


Item  1. Legal Proceedings

         The Company is not a party to any pending legal proceedings and to the best of the Company's knowledge, none of the Company's assets are the subject of any pending legal proceedings.

Item 2.  Change in Securities

         During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders,
(ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.


Item 3.  Defaults Upon Senior Securities

         During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report

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

                                              ESPORTBIKE.COM, INC.
                                              (Registrant)


Date: November 19, 2001                       By: /s/ Xue Ming Liang
                                                  -----------------------
                                                Name:  Xue Ming Liang
                                                       ----------------------
                                                Title: President and Director
                                                       ----------------------

Date: November 19, 2001                       By: /s/ Charles Spooner
                                                  ---------------------------
                                                Name:  Charles Spooner
                                                       ----------------------
                                                Title: Director
                                                       ----------------------