Form 10KSB
period 2001-12-31
RED BUTTE ENERGY INC
filed 2002-04-30
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27737

                             Red Butte Energy, Inc.
                        (Name of small business issuer in its charter)

                            Nevada                   77-0454856
            ------------------------------------ --------------------
               State or other jurisdiction of     (I.R.S. Employer
               incorporation or organization     Identification No.)

                 700 Ioco Road, Port Moody, B.C., Canada V3H 2W8
                 -----------------------------------------------
               (Address of principal executive offices) (Zip code)

               eSportbike.com, Inc., Suite #700-509 Richards St.,
                        Vancouver, B.C., Canada, V6B 2Z6
              -----------------------------------------------------
                           (Former name and former address)

Issuer's telephone number                      (604) 461-4946
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.001
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $ 0
                                                                 ---

        As of April 20, 2002, there were 2,050,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: as of December 31, 2001 there has been no public trading in the common stock.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

                                                     TABLE OF CONTENTS

Item Number and Caption                                                                   Page
-----------------------                                                                   -----

PART I

Item 1.        Description of Business.......................................................4

Item 2.        Description of Property.......................................................8

Item 3.        Legal Proceedings.............................................................8

Item 4.        Submission of Matters to a Vote of Security Holders...........................8


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters......................8

Item 6.        Management's Discussion and Analysis or Plan of Operations...................10

Item 7.        Financial Statements.........................................................11

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.........................................................12

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............................12

Item 10.       Executive Compensation.......................................................14

Item 11.       Security Ownership of Certain Beneficial Owners and Management...............14

Item 12.       Certain Relationships and Related Transactions...............................15

Item 13.       Exhibits and Reports on Form 8-K.............................................16

                                     PART I

                         ITEM 1 DESCRIPTION OF BUSINESS


General

        Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that we believe will result in our resuming business operations, although in a significantly different industry than the traditional industries in which we have operated. Those transactions include the following transactions:

o During the fourth quarter the Board of Directors decided to discontinue the internet portion of the business. The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the oil and gas industry.

o On March 13, 2002 the majority shareholders of the Company entered into an agreement whereby investors associated with Epic Finance Corporation agreed to acquire the shares owned by the majority shareholders.

o On March 19, 2002 the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed it's name to Red Butte Energy, Inc.

o On April 18, 2002 the Company entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin and adjacent properties in McBrien Twp., Ontario, Canada. The Company will the property for coal bed methane. The Company expects to complete this agreement shortly.

o The Company will continue to pursue opportunities in coal bed methane and oil and gas principally but not limited to Canada and California.

        Our management believes these actions had a beneficial effect on our financial position. Some of the transactions described below occurred, or are anticipated to occur, after December 31, 2001, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis.

        The Company formerly was an Internet destination providing community, content and commerce for the sportbike and motorcycle enthusiast. The eSportbike.com website was a location where individuals, could create their own websites, publish pictures of their bikes, share information, communicate, shop and discover meaningful, relevant content targeted to their specific interests. The Company discontinued this activity during the fourth quarter of 2001. The Company's current business strategy is comprised of pursuing opportunities in coal bed methane and oil and gas principally but not limited to Canada and California.

        On March 19, 2002, we amended our Articles of Incorporation to change our name from "eSportbike.com, Inc." to "Red Butte Energy, Inc." The purpose of this amendment was to reflect the scope and type of our business activities. At the same time, we effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which we issued one share of our common stock in exchange for every eight (8) outstanding shares of our common stock. As a result of the reverse split, the number of issued and outstanding shares of our common stock was reduced from 16,400,000 share to 2,050,000 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split.

        During the period covered by this report, we conducted only minimal business operations, we engaged in no mineral research activities or related development and did not expend any amounts on mineral research or exploration. We currently have no employees. Certain administrative services relating to our minimal maintenance operations were provided by employees of our majority shareholders.

History

        Company was organized as Morenci Corp., a Nevada Corporation, for the purpose of creating a corporate vehicle to seek, investigate and, where appropriate, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

        Morenci was incorporated on April 7, 1997 and was formed specifically to be a "clean public shell." for the purpose of either merging with or acquiring an operating company. The Company ceased all activities from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a certificate of renewal from the State of Nevada. On March 2, 2000 the Company entered into an agreement whereby the Company, in a reverse merger, purchased the assets of eSportbike.com, Inc. The Company also changed its name to eSportbike.com, Inc. From March 2, 2000 to October 2001 the Company operated an internet web site in the sport bike industry. On March 19, 2002 the Company changed its name to Red Butte Energy, Inc.

        The Company's authorized capital is 100,000,000 shares of common stock, par value $0.001 per share. It is quoted and traded from time to time on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "ESPB."

        The executive offices of the Company are located at 700 Ioco Road, Coquitlam, B.C. Canada V3H 2W8. Its telephone number is (604) 461-4946.



OPERATING LOSSES

        The Company has incurred net losses of approximately $20,000 and $252,000 for the fiscal years ended December 31, 2001 and December 31, 2000, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

        The Company was not in full operations during 2001 and 2000 and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during 2002. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

THE VOLATILITY OF OUR STOCK PRICE

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

COMPETITION

        The Company faces competition from a wide variety of coal bed methane operators, many of which have substantially greater financial, marketing and technological resources than we have.

        We believe however, numerous opportunities for development and participation in coal bed methane and oil and gas plays for an aggressive junior company. The Coal Creek opportunity is significant in that while it was well researched and evaluated in prior years as a coal deposit there has been no significant follow up with the opportunity to develop the methane associated with the coal. There has been in recent years new emphasis on the development of coal bed methane related to high energy costs and a desire for more self sufficiency in energy resources within North America. This has caused the Company to desire to acquire this project as it could be of significant economic value.

EMPLOYEES

        As of April 20, 2002, the Company had no employees.

                         ITEM 2 DESCRIPTION OF PROPERTY

        Since 1997 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

        Since March 2001, the Company has been using office space provided by public Idea Capital Ltd., on a gratis basis. Charles Spooner shareholder and director of the Company is also a shareholder and director of public Idea Capital Ltd.


                            ITEM 3 LEGAL PROCEEDINGS


        Not Applicable.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

        No matters were subject to a vote of security holders during the year 2001.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded from time to time on the NASD's OTC Bulletin Board under the symbol "ESPB." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

              2000:                       High             Low
First Quarter                           $       6.00    $   2.938
Second Quarter                                  4.438       0.156
Third Quarter                                   0.40         0.08
Fourth Quarter                                  0.30         0.07

              2001:
First Quarter                           $       0.17    $   0.075
Second Quarter                                  -               -
Third Quarter                                   -               -
Fourth Quarter                                  -               -


DIVIDENDS

        The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

        The number of shareholders of record of the Company's Common Stock as of April 20, 2002 was approximately 36.

RECENT SALES OF UNREGISTERED SECURITIES

        In  connection  with   organizing  the  Company,   on  April  18,  1997,
twenty-eight persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On May 6, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding.

        On February 23, 2000, Mr. Daniel L. Hodges returned 800,000 shares to the treasury and the shares were canceled, resulting in 200,000 remaining shares outstanding.

On February 23, 2000 the Company declared a forward split 27 to 1, resulting in a total of 5,400,000 shares outstanding.

        On March 20, 2000, the Company issued 5,000,000 shares of the Company's common stock to each of Robert E. McLachlan and Kent Courtice and 1,000,000shares to M. Gregg Marshall for services to the Company as officers and directors.

        On March 13, 2001, Robert Mclauchlan and Kent Courtice each transferred 5,000,000 shares of the Company's common stock to Sinoray. In exchange, Xue Ming Liang and Public Idea Capital Ltd. assumed two hundred and twenty thousand dollars in debt that the Company owed to McLauchlan and Courtice.

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

        The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financials performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

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

        On March 13, 2002 the majority shareholders of the Company entered into an agreement whereby investors associated with Epic Finance Corporation agreed to acquire the shares owned by the majority shareholders.

        On March 19, 2002 the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed it's name to Red Butte Energy, Inc.

         On April 18, 2002 the Company entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin and adjacent properties in McBrien Twp., Ontario, Canada. The

Company will explore the property for coal bed methane. The Company expects to complete this agreement shortly.

        The Company will continue to pursue opportunities in coal bed methane and oil and gas principally but not limited to Canada and California.

        The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the oil and gas industry.

        Results of Operations - From April 7, 1997 to July 9, 1999 the Company was an inactive corporation. From July 9, 1999 the Company was a development stage company and had not begun principal operations. During 2001 and 2000 the Company attempted to provide an internet web site that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

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

              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As a result of the previously reported change of control the registrant engaged a new independent accountant as the principal accountant to audit the registrant's financial statements. The new independent accountant is Robison, Hill & Co., Certified Public Accountants. The change in accountants, which was effective April 20, 2002 was recommended by the registrant's chief financials officer and approved by the Board of Directors.

        There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

        Prior to the new engagement, the registrant had not consulted the new accountant regarding: (I) the application of accounting principles to a specific completed or contemplated transactions, or the type or audit opinion that might be rendered on the financial statements, or any advice as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement with the previous accountant.

        The registrant has provided the former accountant James Stafford, Chartered Accountant with a copy of the disclosures it is making in response to this item in this Form 10-KSB and has requested the former accountant to furnish a letter addressed to the Securities and Exchange Commission stating whether the former accountant agrees with the statements made and, if not, stating the respects in which it disagrees. The registrant will file the letter as an exhibit to an amendment to this Form 10-KSB.


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

Director's   Name      Age            Office                    Term Expires
Xue Ming Liang          45      President & Director        next annual meeting
Charles Spooner         51            Director              next annual meeting

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

        Xue M. Liang is the President and Director of the Company and a member of the Board of Directors since March 2000. Prior to joining the Company he was a Vice Technical Director for the Bank of China from March 1992 to May 2000, specializing in financial software applications and development.

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

        Daniel Hodges, former sole Director, President, CEO and Secretary of the Company, and W. Scott Marshall, former President and Director of the Company, each resigned his position as an officer and director of the Company during the Calendar year 2000. Robert McLauchlan, CEO and Director of the Company, and Kent Courtice, President, Secretary and Treasurer of the Company, each resigned his position as an officer and director of the Company during 2001.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 2001 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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


Compliance with Section 16(a) of the Exchange Act

        Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year except M. Gregg Marshall, Robert E. McLauchlan and Kent Courtice did not file Form 3.

                         ITEM 10 EXECUTIVE COMPENSATION

        None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 2,050,000 shares of issued and outstanding Common Stock of the Company as of April 20, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /                  Nature of           Shares
Directors                               Ownership            Owned           Percent
-----------------------------------------------------------------------------------------

Sinoray Technology Limited              common stock      1,250,000*         60.98%
P.O. Box 957
Offshore Incorporations Centre
Road Town, Tortola
British Virgin Islands

Xue Ming Liang                          common stock      1,250,000*         60.98%
Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6

Charles Spooner                         common stock        60,250            2.94%
Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6
                                                               -                -
All Executive Officers
and Directors as a Group
(2 persons)                             common stock       1,310,250          63.92

* Mr. Liang is a controlling shareholder and director of Sinoray.

                   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 13, 2002, the majority shareholders of Sinoray Technology entered into an agreement with Epic Finance corporation and it's investor group to acquire their shares of the Company. This transaction is slated to close on or before September 1, 2002. In exchange for the shares Epic Finance Corporation will pay to the Sinoray a total of $300,000 plus the costs associated with the transaction.

        On March 13, 2001, Robert McLauchlan and Kent Courtice entered into an agreement with Public Idea Capital Ltd., Xue Ming Liang, Sinoray Technology and the Company (the "change in control agreement") whereby each of McLauchlan and Courtice transferred 625,000 shares of the Company's common stock to Sinoray Technology. In exchange, Xue Ming Liang and Public Idea Capital Ltd. assumed $220,000 in debt that the Company owed to McLaughlan and Courtice and received the right to convert the debt into shares of the Company's common stock at a price of $.08 per share on a pro rata basis proportionate to who paid the debt.

         Mr. Liang is a controlling shareholder and director of Sinoray Technology and Charles Spooner is a shareholder and director of Public Idea Capital Ltd. In connection with the transfer, McLauchlan and Courtice each resigned his position as an officer and director of the Company. As a result of the transfer Sinoray Technology now owns a controlling interest in the Company. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Liang and Mr. Spooner may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this report.

1.      Financial Statements                                                              Page

Report of Robison, Hill & Co., Independent Certified Public Accountants....................F-1

Balance Sheets as of December 31, 2001, and 2000...........................................F-2

Statements of Operations for the years ended
     December 31, 2001, and 2000...........................................................F-3

Statement of Stockholders' Equity Since
     April 7, 1997 (inception) to December 31, 2001........................................F-4

Statements of Cash Flows for the years ended
     December 31, 2001, and 2000...........................................................F-5

Notes to Financial Statements..............................................................F-6

2.      Financial Statement Schedules

        The following financial statement schedules required by Regulation S-X are included herein.

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





3.      Exhibits

               The following exhibits are included as part of this report:

Exhibit

Number         Title of Document

2.1            Change in Control Agreement dated January 15, 2001 (1)
3.1            Articles of Incorporation (2)
3.2            Amended Articles of Incorporation (2)
3.3            Bylaws (2)

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

                             Red Butte Energy, Inc.

Dated: April 29, 2002                       By  /S/     Xue Ming Liang
                                            ------------------------------------
                                            Xue Ming Liang
                                            President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of April 2002.

Signatures                           Title

/S/     Xue Ming Liang
-------------------------------------------------------------------
Xue Ming Liang                       President and Director
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)

/S/     Charles Spooner
--------------------------------------------------------------------
Charles Spooner                      Director

                             RED BUTTE ENERGY, INC.

                         (formerly eSportbike.com, Inc.)

                          (A Development Stage Company)

                                       -:-

                         INDEPENDENT ACCOUNTANTS' REPORT


                           DECEMBER 31, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations for the
  Years Ended December 31, 2001 and 2000...............................................F - 3

Statement of Stockholders' Equity
 Since April 7, 1997 (inception) to December 31, 2001..................................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000...............................................F - 5

Notes to Financial Statements..........................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT

Red Butte Energy, Inc.
(formerly eSportbike.com, Inc.)
(A Development Stage Company)

        We have audited the accompanying balance sheet of Red Butte Energy, Inc. (formerly eSportbike.com, Inc.) (a development stage company) as of December 31, 2001 and the related statements of operations and cash flows for the year then ended and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Red Butte Energy, Inc. (formerly eSportbike.com, Inc.) (a development stage company) as of December 31, 2000, were audited by other auditors whose report dated May 8, 2001, expressed an unqualified opinion with a going concern-uncertainty on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Butte Energy, Inc. (formerly eSportbike.com, Inc.) (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a deficit in stockholders' equity as of December 31, 2001 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                   Respectfully submitted

                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
April 20, 2002

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          December 31,
                                                 -------------------------------
                                                      2001            2000
                                                 --------------  ---------------
Assets:
   Cash and cash equivalents                     $        2,086  $             -
   Accounts receivable                                        -            4,913
   Prepaid expenses                                           -            1,155
                                                 --------------  ---------------
      Total Current Assets                                2,086            6,068

Property and Equipment:
   Computer equipment                                     4,664            4,667
   Furniture and equipment                                  417              426
   Software                                                   -            1,914
                                                 --------------  ---------------
                                                          5,081            7,007
   Less accumulated depreciation                         (3,265)          (3,555)
                                                 --------------  ---------------
      Net Property and Equipment                          1,816            3,452
                                                 --------------  ---------------

Other Assets - intangibles, net                               -            3,396
                                                 --------------  ---------------
      Total Assets                               $        3,902  $        12,916
                                                 ==============  ===============

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities      $       17,399  $        16,926
   Short term notes payable                                   -               55
                                                 --------------  ---------------
      Total current liabilities                          17,399           16,981
Due to shareholders                                     244,036          233,035
                                                 --------------  ---------------
      Total liabilities                                 261,435          250,016
                                                 --------------  ---------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,050,000 shares
    at December 31, 2001 and 2000                         2,050            2,050
  Paid-In Capital                                        18,162           18,162
 Retained Deficit                                      (273,432)        (257,312)
  Deficit Accumulated During the
     Development Stage                                   (4,313)               -
  Foreign Currency Translation Adjustment                     -                -
                                                 --------------  ---------------
     Total Stockholders' Equity                        (257,533)        (237,100)
                                                 --------------  ---------------
       Total Liabilities and Stockholders' Equity$        3,902  $        12,916
                                                 ==============  ===============

            The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                      since
                                                                   December 1,
                                                                      2001
                                       For the year ended         inception of
                                          December 31,             development
                                 ------------------------------
                                      2001            2000            stage
                                 --------------  --------------  ---------------
Revenues                         $            -  $            -  $             -

Expenses:
   General and administrative             4,313               -            4,313
                                 --------------  --------------  ---------------
      Total expenses                      4,313               -            4,313
                                 --------------  --------------  ---------------


Discontinued Operations:
   Income (Loss) from
operations
     of discontinued operations         (16,120)       (252,026)               -
                                 --------------  --------------  ---------------


     Net Loss                    $      (20,433) $     (252,026) $        (4,313)
                                 ==============  ==============  ===============

Basic & Diluted loss per share   $       (0.01)  $       (0.12)
                                 ==============  ==============













            The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                                       Since April 7,
                                          Common Stock          Paid-In    Retained         1997
                                       Shares      Par Value    Capital     Deficit      Inception
                                    ------------  -----------  ---------  -----------  --------------
Balance at April 7, 1997
(inception)                                    -  $         -  $       -  $         -  $            -

April 18, 1997 Issuance of  Stock
  for payment of accounts payable        675,000          675      8,537            -               -
Net Loss                                       -            -          -       (1,100)              -
                                    ------------  -----------  ---------  -----------  --------------

Balance at December 31, 1997             675,000          675      8,537       (1,100)              -

Net Loss                                       -            -          -         (100)              -
                                    ------------  -----------  ---------  -----------  --------------

Balance at December 31, 1998             675,000          675      8,537       (1,200)              -

Net Loss                                       -            -          -       (4,086)              -
                                    ------------  -----------  ---------  -----------  --------------

Balance at December 31, 1999             675,000          675      8,537       (5,286)              -

March 31, 2000 Issuance of Stock
  for payment of accounts payable      1,375,000        1,375      9,625            -               -
Net Loss                                       -            -          -     (252,026)
                                    ------------  -----------  ---------  -----------  --------------

Balance at December 31, 2000           2,050,000        2,050     18,162     (257,312)              -

Net Loss                                       -            -          -      (16,120)         (4,313)
                                    ------------  -----------  ---------  -----------  --------------

Balance at December 31, 2001           2,050,000  $     2,050  $  18,162  $  (273,432) $       (4,313)
                                    ============  ===========  =========  ===========  ==============







             The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                                Since
                                                                             December 1,
                                                                                2001
                                                    For the years ended     Inception of
                                                       December 31,          Development
                                                  -----------------------
                                                     2001        2000           Stage
                                                  ----------- -----------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                           $   (20,433)$  (252,026) $        (4,313)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                     5,032       6,952            1,272
Changes in Operating Assets and Liabilities
   (Increase) decrease in accounts receivable           4,913      (4,913)               -
   (Increase) decrease in prepaid expenses              1,155      (1,155)               -
   Increase (Decrease) in Accounts Payable                473      14,175                -
                                                  ----------- -----------  ---------------
  Net Cash Used in operating activities                (8,860)   (236,967)          (3,041)
                                                  ----------- -----------  ---------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                       -     (13,800)               -
                                                  ----------- -----------  ---------------
Net cash provided by investing activities                   -     (13,800)               -
                                                  ----------- -----------  ---------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Increase (decrease) in amounts due shareholders     11,001     239,712            2,300
   Payment of short term notes payable                    (55)          -                -
   Issuance of Stock for accounts payable                   -      11,000                -
                                                  ----------- -----------  ---------------
Net Cash Provided by Financing Activities              10,946     250,712            2,300
                                                  ----------- -----------  ---------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                             2,086         (55)            (741)
Cash and Cash Equivalents
  at Beginning of Period                                    -          55              741
                                                  ----------- -----------  ---------------
Cash and Cash Equivalents
  at End of Period                                $     2,086 $         -  $             -
                                                  =========== ===========  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                        $         - $         -  $             -
  Franchise and income taxes                      $         - $         -  $             -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

             The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $278,000 for the period from April 7, 1997 (inception) to December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

        The Company's ability to survive will depend on numerous factors including, but not limited to, the Company's receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Red Butte Energy, Inc.(formerly eSportbike.com, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. During 2000 the Company developed an Internet website which provided community,

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (continued)

content and commerce for the sportbike and motorcycle enthusiast. During November 2001 the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002 the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company.

Nature of Business

        The company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Revenue Recognition

        Revenue is recognized as services are performed

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                    For the year ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $       (20,433)       2,050,000  $       (0.01)
                                              ===============  ===============  ==============


                                                    For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $      (252,026)       2,050,000  $       (0.12)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

Foreign Currency Translation

        The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the 2001 presentation.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Expense

        Advertising costs are expensed when the services are provided..

Income Taxes

        The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

Concentrations of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Depreciation

        Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                 Asset                        Rate
---------------------------------------  --------------

Computer equipment                              3 years
Furniture and equipment                         5 years

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                             RED BUTTE ENERGY, INC.
                         (formerly eSportbike.com, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 3 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - STOCK SPLIT

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

        On March 19, 2002 the Board of Directors approved a 1 for 8 reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split and cancellation of shares.

NOTE 5 - SUBSEQUENT EVENTS

        Subsequent to the name change and change of direction for the Company, it has been pursuing opportunities in the oil and gas industry. The Company has entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin Property and adjacent properties in McBrien Twp, Ontario, Canada. This property is being explored for coal bed methane. The Company expects to be able to finalize and close this agreement in short order. The Company is also pursuing other opportunities in oil and gas in Canada and California.