Form 10QSB
period 2002-03-31
RED BUTTE ENERGY INC
filed 2002-05-24
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27737

                             Red Butte Energy, Inc.
              (Exact name of small business issuer as specified in its charter)

              Nevada                                     77-0454856
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                 700 Ioco Road, Coquitlam, B.C., Canada V6B 2Z6
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 461-4946
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 2,050,000

        Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

Red Butte Energy, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Red Butte Energy, Inc. (A Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
May 24, 2002

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
                                                      2002            2001
                                                 --------------  ---------------
Assets:
   Cash and cash equivalents                     $        2,056  $         2,086
   Accounts receivable                                        -                -
   Prepaid expenses                                           -                -
                                                 --------------  ---------------
      Total Current Assets                                2,056            2,086
                                                 --------------  ---------------

Property and Equipment:
   Computer equipment                                     4,664            4,664
   Furniture and equipment                                  417              417
   Software                                                   -                -
                                                 --------------  ---------------
                                                          5,081            5,081
   Less accumulated depreciation                         (3,675)          (3,265)
                                                 --------------  ---------------
      Net Property and Equipment                          1,406            1,816
                                                 --------------  ---------------

      Total Assets                               $        3,462  $         3,902
                                                 ==============  ===============

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities      $       17,399  $        17,399
   Short term notes payable                                   -                -
                                                 --------------  ---------------
      Total current liabilities                          17,399           17,399
Due to shareholders                                     244,036          244,036
                                                 --------------  ---------------
      Total liabilities                                 261,435          261,435
                                                 --------------  ---------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,050,000 shares
    at March 31, 2002 and 2001                            2,050            2,050
  Paid-In Capital                                        18,162           18,162
 Retained Deficit                                      (273,432)        (273,432)
  Deficit Accumulated During the
     Development Stage                                   (4,753)          (4,313)
  Foreign Currency Translation Adjustment                     -                -
                                                 --------------  ---------------
     Total Stockholders' Equity                        (257,973)        (257,533)
                                                 --------------  ---------------
       Total Liabilities and Stockholders' Equity$        3,462  $         3,902
                                                 ==============  ===============

          The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Cumulative
                                                                      since
                                                                   December 1,
                                                                      2001
                                   For the Three Months Ended     inception of
                                            March 31,              development
                                  -----------------------------
                                      2002            2001            stage
                                  -------------  --------------  ---------------
Revenues                          $           -  $            -  $             -

Expenses:
   General and Administrative               440               -            4,753
                                  -------------  --------------  ---------------
      Total Expenses                        440               -            4,753
                                  -------------  --------------  ---------------


Discontinued Operations:
   Income (Loss) from
     Discontinued Operations                  -          (3,355)               -
                                  -------------  --------------  ---------------


     Net Loss                     $        (440) $       (3,355) $        (4,753)
                                  =============  ==============  ===============

Basic & Diluted loss per share    $           -  $            -
                                  =============  ==============












          The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Cumulative
                                                                                  Since
                                                                               December 1,
                                                                                   2001
                                                  For the Three Months Ended   Inception of
                                                          March 31,            Development
                                                 ----------------------------
                                                      2002          2001          Stage
                                                 ---------------------------- --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                          $         (440)$       (3,355)$       (4,753)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                         410         1,253            728

Changes in Operating Assets and Liabilities
   (Increase) decrease in accounts receivable                 -        (8,555)             -
   (Increase) decrease in prepaid expenses                    -            57              -
   Increase (Decrease) in Accounts Payable                    -         2,087              -
                                                 ---------------------------- --------------
  Net Cash Used in operating activities                     (30)       (8,513)        (4,025)
                                                 ---------------------------- --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                         -             -              -
                                                 ---------------------------- --------------
Net cash provided by investing activities                     -             -              -
                                                 ---------------------------- --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Increase in amounts due shareholders                       -         8,099          5,340
   Payment of short term notes payable                        -             -              -
   Issuance of Stock for accounts payable                     -             -              -
                                                 ---------------------------- --------------
Net Cash Provided by Financing Activities                     -         8,099          5,340
                                                 ---------------------------- --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                 (30)         (414)         1,315
Cash and Cash Equivalents
  at Beginning of Period                                  2,086           (55)           741
                                                 ---------------------------- --------------

Cash and Cash Equivalents
  at End of Period                               $        2,056$         (469)$        2,056
                                                 ============================ ==============

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                Cumulative
                                                                                  Since
                                                                               December 1,
                                                                                   2001
                                                  For the Three Months Ended   Inception of
                                                          March 31,            Development
                                                 ----------------------------
                                                      2002          2001          Stage
                                                 ---------------------------- --------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                       $          -  $           -  $            -
  Franchise and income taxes                     $          -  $           -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

















          The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $278,000 for the period from April 7, 1997 (inception) to March 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (continued)

State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001 the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002 the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company.

Nature of Business

        The company has no products or services as of March 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Revenue Recognition

        Revenue is recognized as services are performed.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $          (440)       2,050,000  $            -
                                              ===============  ===============  ==============


                                                 For the Three Months Ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (3,355)       2,050,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

Foreign Currency Translation

        The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Expense

        Advertising costs are expensed when the services are provided.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 3 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Results of Operations

        From April 7, 1997 to July 9, 1999, the Company was an inactive corporation. From July 9, 1999, the Company was a development stage company and had not begun principal operations.
 During 2001 and 2000, the Company attempted to provide an internet web site that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

Liquidity and Capital Resources

        The Company has met its capital requirements through the sale of its Common Stock.

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

Employees

        As of May 24, 2002, the Company had no employees.

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

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

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


                             RED BUTTE ENERGY, INC.
                                  (Registrant)


Date:   May 24, 2002                        By:    /S/     Xue Ming Liang
                                                   -----------------------------
                                                   Xue Ming Liang
                                                   President and Director
                                                   (Principal Executive Officer)
                                                   (Principal Financial and
                                                    Accounting Officer)


Date:   May 24, 2002                        By:    /S/     Charles Spooner
                                                   -----------------------------
                                                   Charles Spooner
                                                   Director