Form 10QSB
period 2002-06-30
RED BUTTE ENERGY INC
filed 2002-08-19
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27737
                                                --------

                             Red Butte Energy, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                  77-0454856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                 700 Ioco Road, Coquitlam, B.C., Canada V6B 2Z6
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (604) 461-4946
                                ----------------
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 2,050,000

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

Red Butte Energy, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Red Butte Energy, Inc. (A Development Stage Company) as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted

                                                    \s\ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
August 19, 2002

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,        December 31,
                                                      2002            2001
                                                 --------------  ---------------
Assets:
   Cash and cash equivalents                     $          519  $         2,086
   Accounts receivable                                        -                -
   Prepaid expenses                                           -                -
                                                 --------------  ---------------
      Total Current Assets                                  519            2,086
                                                 --------------  ---------------

Property and Equipment:
   Computer equipment                                     4,664            4,664
   Furniture and equipment                                  417              417
   Software                                                   -                -
                                                 --------------  ---------------
                                                          5,081            5,081
   Less accumulated depreciation                         (4,085)          (3,265)
                                                 --------------  ---------------
      Net Property and Equipment                            996            1,816
                                                 --------------  ---------------

      Total Assets                               $        1,515  $         3,902
                                                 ==============  ===============

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities      $       21,864  $        17,399
   Short term notes payable                                   -                -
                                                 --------------  ---------------
      Total current liabilities                          21,864           17,399
Due to shareholders                                     245,521          244,036
                                                 --------------  ---------------
      Total liabilities                                 267,385          261,435
                                                 --------------  ---------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,050,000 shares

    at June 30, 2002 and December 31, 2001                2,050            2,050
  Paid-In Capital                                        18,162           18,162
 Retained Deficit                                      (273,432)        (273,432)
  Deficit Accumulated During the
     Development Stage                                  (12,650)          (4,313)
  Foreign Currency Translation Adjustment                     -                -
                                                 --------------  ---------------
     Total Stockholders' Equity                        (265,870)        (257,533)
                                                 --------------  ---------------
       Total Liabilities and Stockholders' Equity$        1,515  $         3,902
                                                 ==============  ===============

          The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                       since
                                                                                                                    December 1,
                                                                                                                        2001
                                                    For the Three Months Ended       For the Six Months Ended       inception of
                                                             June 30,                        June 30,               development
                                                  ------------------------------- -------------------------------
                                                       2002            2001            2002             2001           stage
                                                  --------------  --------------- ---------------  --------------  --------------
Revenues                                          $            -  $             - $             -  $            -  $            -

Expenses:
   General and Administrative                              7,897                -           8,337               -          12,650
                                                  --------------  --------------- ---------------  --------------  --------------
      Total Expenses                                       7,897                -           8,337               -          12,650
                                                  --------------  --------------- ---------------  --------------  --------------


Discontinued Operations:
   Income (Loss) from
     Discontinued Operations                                   -                -               -          (3,355)              -
                                                  --------------  --------------- ---------------  --------------  --------------


     Net Loss                                     $       (7,897) $             - $        (8,337) $       (3,355) $      (12,650)
                                                  ==============  =============== ===============  ==============  ==============

Basic & Diluted loss per share                    $            -  $             - $             -  $            -
                                                  ==============  =============== ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Cumulative
                                                                                  Since
                                                                               December 1,
                                                                                   2001
                                                   For the Six Months Ended    Inception of
                                                           June 30,            Development
                                                 ----------------------------
                                                      2002          2001          Stage
                                                 ---------------------------- --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                          $       (8,337)$       (3,355)$      (12,650)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
      Depreciation and amortization                         820         1,253          1,138

Changes in Operating Assets and Liabilities
   (Increase) decrease in accounts receivable                 -        (8,555)             -
   (Increase) decrease in prepaid expenses                    -            57              -
   Increase (Decrease) in Accounts Payable                4,465         2,087          4,465
                                                 ---------------------------- --------------
  Net Cash Used in operating activities                  (3,052)       (8,513)        (7,047)
                                                 ---------------------------- --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                         -             -              -
                                                 ---------------------------- --------------
Net cash provided by investing activities                     -             -              -
                                                 ---------------------------- --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Increase in amounts due shareholders         -         1,485         8,099          6,825
   Payment of short term notes payable                        -             -              -
   Issuance of Stock for accounts payable                     -             -              -
                                                 ---------------------------- --------------
Net Cash Provided by Financing Activities                 1,485         8,099          6,825
                                                 ---------------------------- --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                              (1,567)         (414)          (222)
Cash and Cash Equivalents
  at Beginning of Period                                  2,086           (55)           741
                                                 ---------------------------- --------------

Cash and Cash Equivalents
  at End of Period                               $          519$         (469)$          519
                                                 ============================ ==============

                                        5

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                Cumulative
                                                                                  Since
                                                                               December 1,
                                                                                   2001
                                                   For the Six Months Ended    Inception of
                                                           June 30,            Development

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $286,000 for the period from April 7, 1997 (inception) to June 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

        The unaudited financial statements as of June 30, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

Nature of Business

        The company has no products or services as of June 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Revenue Recognition

        Revenue is recognized as services are performed.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                  For the Three Months Ended June 30, 2002

BASIC LOSS PER SHARE
Loss to common shareholders                   $        (7,897)       2,050,000  $            -
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2001

BASIC LOSS PER SHARE
Loss to common shareholders                   $             -        2,050,000  $            -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2002

BASIC LOSS PER SHARE
Loss to common shareholders                   $        (8,337)       2,050,000  $            -
                                              ===============  ===============  ==============


                                                   For the Six Months Ended June 30, 2001

BASIC LOSS PER SHARE
Loss to common shareholders                   $        (3,355)       2,050,000  $            -
                                              ===============  ===============  ==============


        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

NOTE 3 - COMMITMENTS

        As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

Employees

        As of June 30, 2002, the Company had no employees.

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

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The following exhibits are included as part of this report:

Exhibit

Number         Title of Document

2.1  Change in Control Agreement dated January 15, 2001 (1)
3.1  Articles of Incorporation (2)
3.2  Amended Articles of Incorporation (2)
3.3  Bylaws (2)
99.1 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                             RED BUTTE ENERGY, INC.
                                  (Registrant)


Date:   August 19, 2002          By: /S/     Charles Spooner
                                    --------------------------------------------
                                    Charles Spooner
                                    Director
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)