Form 10QSB/A
period 2002-06-30
RED BUTTE ENERGY INC
filed 2002-11-19
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 2,350,000

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

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
November 14, 2002

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                June 30,             December 31,
                                                                  2002                2001
                                                            -----------------   -----------------
Assets:
   Cash and cash equivalents                                $             519   $           2,086
                                                            -----------------   -----------------
      Total Current Assets                                                519               2,086
                                                            -----------------   -----------------

Property and Equipment:
   Computer equipment                                                   4,664               4,664
   Furniture and equipment                                                417                 417
   Software                                                                 -                   -
                                                            -----------------   -----------------
                                                                        5,081               5,081
   Less accumulated depreciation                                       (4,085)             (3,265)
                                                            -----------------   -----------------
      Net Property and Equipment                                          996               1,816
                                                            -----------------   -----------------

      Total Assets                                          $           1,515   $           3,902
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities                 $          21,864   $          17,399
   Short term notes payable                                                 -                   -
                                                            -----------------   -----------------
      Total current liabilities                                        21,864              17,399
Due to shareholders                                                   245,521             244,036
                                                            -----------------   -----------------
      Total liabilities                                               267,385             261,435
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,350,000 shares
    at June 30, 2002 and 2,050,000 shares at                            2,350               2,050
    December 31, 2001
  Paid-In Capital                                                     215,862              18,162
  Stock Subscription Receivable                                      (165,000)                  -
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                (45,650)             (4,313)
  Foreign Currency Translation Adjustment                                   -                   -
                                                            -----------------   -----------------
     Total Stockholders' Equity                                      (265,870)           (257,533)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $           1,515   $           3,902
                                                            =================   =================

         The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                                                         Cumulative
                                                                                                           since
                                                                                                         December 1,
                                                                                                            2001
                                                For the Three Months Ended   For the Six Months Ended    inception of
                                                          June 30,                   June 30,            development
                                                -------------------------   -------------------------
                                                    2002          2001          2002          2001         stage
                                                -----------   -----------   -----------   -----------    -----------
Revenues                                        $      --     $      --     $      --     $      --      $      --

Expenses:
   General and Administrative                        40,897          --          41,337          --           45,650
                                                -----------   -----------   -----------   -----------    -----------
      Total Expenses                                 40,897          --          41,337          --           45,650
                                                -----------   -----------   -----------   -----------    -----------


Discontinued Operations:
   Income (Loss) from
     Discontinued Operations                           --         (11,873)         --         (15,208)          --
                                                -----------   -----------   -----------   -----------    -----------


     Net Loss                                   $   (40,897)  $   (11,873)  $   (41,337)  $   (15,208)   $   (45,650)
                                                ===========   ===========   ===========   ===========    ===========

Basic & Diluted loss per share                  $     (0.02)  $     (0.01)  $     (0.02)   $     (0.01)
                                                ===========   ===========   ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  December 1,
                                                                                                     2001
                                                                 For the Six Months Ended        Inception of
                                                                         June 30,                 Development
                                                            ----------------------------------
                                                                  2002             2001              Stage
                                                            ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                                     $        (41,337)$         (15,208)$         (45,650)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
      Depreciation and amortization                                      820             2,505             1,138
      Stock issued for services                                       33,000                 -            33,000
Changes in Operating Assets and Liabilities
   (Increase) decrease in accounts receivable                              -            (1,235)                -
   (Increase) decrease in prepaid expenses                                 -                12                 -
   Increase (Decrease) in Accounts Payable                             4,465             5,147             4,465
                                                            ---------------- ----------------- -----------------
  Net Cash Used in operating activities                               (3,052)           (8,779)           (7,047)
                                                            ---------------- ----------------- -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                                      -                 -                 -
                                                            ---------------- ----------------- -----------------
Net cash provided by investing activities                                  -                 -                 -
                                                            ---------------- ----------------- -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Increase in amounts due shareholders                                1,485            12,808             6,825
   Payment of short term notes payable                                     -                 -                 -
   Issuance of Stock for accounts payable                                  -                 -                 -
                                                            ---------------- ----------------- -----------------
Net Cash Provided by Financing Activities                              1,485            12,808             6,825
                                                            ---------------- ----------------- -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (1,567)            4,029              (222)
Cash and Cash Equivalents
  at Beginning of Period                                               2,086               (55)              741
                                                            ---------------- ----------------- -----------------

Cash and Cash Equivalents
  at End of Period                                          $            519 $           3,974 $             519
                                                            ================ ================= =================

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  December 1,
                                                                                                     2001
                                                                 For the Six Months Ended        Inception of
                                                                         June 30,                 Development
                                                            ----------------------------------
                                                                  2002             2001              Stage
                                                            ---------------- ----------------- -----------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $              - $               - $                   -
  Franchise and income taxes                                $              - $               - $                   -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $319,000 for the period from April 7, 1997 (inception) to June 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (40,897)           2,073,077  $           (0.02)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (11,873)           2,050,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (41,337)           2,061,602  $           (0.02)
                                                        ==================  ===================  ==================


                                                                  For the Six Months Ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (15,208)           2,050,000  $           (0.01)
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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - STOCK TRANSACTIONS

         On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

NOTE 6 - SUBSEQUENT EVENTS

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.

Item 2.  Changes in Securities

         On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

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


                             RED BUTTE ENERGY, INC.
                                  (Registrant)


Date:    November 19, 2002           By:      /S/     Charles Spooner
                                     -------------------------------------------
                                     Charles Spooner
                                     Director
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)



I,       Charles Spooner, certify that:

         1. I have reviewed this quarterly report on form 10-QSB/A of Red Butte Energy, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Charles Spooner
Charles Spooner
Director
(Principal Executive, Financial and Accounting Officer)