Form 10QSB
period 2002-09-30
RED BUTTE ENERGY INC
filed 2002-11-19
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 2,350,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

Red Butte Energy, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Red Butte Energy, Inc. (A Development Stage Company) as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
November 14, 2002

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                              September 30,          December 31,
                                                                  2002                2001
                                                            -----------------   -----------------
Assets:
   Cash and cash equivalents                                $             486   $           2,086
                                                            -----------------   -----------------
      Total Current Assets                                                486               2,086
                                                            -----------------   -----------------

Property and Equipment:
   Computer equipment                                                   4,664               4,664
   Furniture and equipment                                                417                 417
   Software                                                                 -                   -
                                                            -----------------   -----------------
                                                                        5,081               5,081
   Less accumulated depreciation                                       (4,495)             (3,265)
                                                            -----------------   -----------------
      Net Property and Equipment                                          586               1,816
                                                            -----------------   -----------------

      Total Assets                                          $           1,072   $           3,902
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities                 $           7,417   $          17,399
   Short term notes payable                                                 -                   -
                                                            -----------------   -----------------
      Total current liabilities                                         7,417              17,399
Due to shareholders                                                   245,521             244,036
                                                            -----------------   -----------------
      Total liabilities                                               252,938             261,435
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,350,000 shares
    at September 30, 2002 and 2,050,000 shares
    December 31, 2001                                                   2,350               2,050
  Paid-In Capital                                                     244,121              18,162
 Stock Subscription Receivable                                        (66,000)                  -
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                               (158,905)             (4,313)
  Foreign Currency Translation Adjustment                                   -                   -
                                                            -----------------   -----------------
     Total Stockholders' Equity                                      (251,866)           (257,533)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $           1,072   $           3,902
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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                         since
                                                                                                                     December 1,
                                                                                                                         2001
                                         For the Three Months Ended              For the Nine Months Ended           inception of
                                                September 30,                          September 30,                  development
                                   -------------------------------------  --------------------------------------
                                          2002                2001                2002                2001               stage
                                   -----------------   -----------------  ------------------  ------------------  -----------------
Revenues                           $               -   $               -  $                -  $                -  $               -

Expenses:
   General and Administrative                113,255                   -             154,592                   -            158,905
                                   -----------------   -----------------  ------------------  ------------------  -----------------
      Total Expenses                         113,255                   -             154,592                   -            158,905
                                   -----------------   -----------------  ------------------  ------------------  -----------------


Discontinued Operations:
   Income (Loss) from
     Discontinued Operations                       -                (912)                  -             (16,120)                 -
                                   -----------------   -----------------  ------------------  ------------------  -----------------


     Net Loss                      $        (113,255)  $            (912) $         (154,592) $          (16,120) $        (158,905)
                                   =================   =================  ==================  ==================  =================

Basic & Diluted loss per share     $          (0.05)   $               -  $           (0.07)  $           (0.01)
                                   =================   =================  ==================  ==================



         The accompanying notes are an integral part of these financial statements.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  December 1,
                                                                                                     2001
                                                                For the Nine Months Ended        Inception of
                                                                      September 30,               Development
                                                            ----------------------------------
                                                                  2002             2001              Stage
                                                            ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                                     $       (154,592)$         (16,120)$        (158,905)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                                    1,230             3,758             1,548
      Stock issued for services                                      132,000                 -           132,000
Changes in Operating Assets and Liabilities
   (Increase) decrease in accounts receivable                              -             2,033                 -
   (Increase) decrease in prepaid expenses                                 -                58                 -
   Increase (Decrease) in Accounts Payable                            (9,982)            5,475            (9,982)
                                                            ---------------- ----------------- -----------------
  Net Cash Used in operating activities                              (31,344)           (4,796)          (35,339)
                                                            ---------------- ----------------- -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                                      -                 -                 -
                                                            ---------------- ----------------- -----------------
Net cash provided by investing activities                                  -                 -                 -
                                                            ---------------- ----------------- -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Increase in amounts due shareholders                                1,485             8,701             6,825
   Contributed capital                                                28,259                 -            28,259
   Issuance of Stock for accounts payable                                  -                 -                 -
                                                            ---------------- ----------------- -----------------
Net Cash Provided by Financing Activities                             29,744             8,701            35,084
                                                            ---------------- ----------------- -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (1,600)            3,905              (255)
Cash and Cash Equivalents
  at Beginning of Period                                               2,086               (55)              741
                                                            ---------------- ----------------- -----------------

Cash and Cash Equivalents
  at End of Period                                          $            486 $           3,850 $             486
                                                            ================ ================= =================

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  December 1,
                                                                                                     2001
                                                                For the Nine Months Ended        Inception of
                                                                      September 30,               Development
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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $432,000 for the period from April 7, 1997 (inception) to September 30, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         The unaudited financial statements as of September 30, 2002 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

Nature of Business

         The company has no products or services as of September 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue Recognition

         Revenue is recognized as services are performed.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (113,255)           2,350,000  $           (0.05)
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $             (912)           2,050,000  $                -
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (154,592)           2,158,791  $           (0.07)
                                                        ==================  ===================  ==================


                                                               For the Nine Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (16,120)           2,050,000  $           (0.01)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                             RED BUTTE ENERGY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


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

Employees

         As of September 30, 2002, the Company had no employees.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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



I,       Charles Spooner, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Red Butte Energy, Inc.

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