Form 10KSB
period 2002-12-31
CANGLOBE INTERNATIONAL INC
filed 2003-04-29
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2002

or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ To ___________________

Commission file number: 0-27737

Canglobe International, Inc.

(Name of small business issuer in its charter)

Nevada

77-0454856

State or other jurisdiction of                                                                                            (I.R.S. Employer

incorporation or organization                                                                                            Identification No.)

700 Ioco Road, Coquitlam, B.C., Canada V3H 2W8

(Address of principal executive offices) (Zip code)

Red Butte Energy, Inc., Suite #700-509 Richards St., Vancouver, B.C., Canada, V6B 2Z6

(Former name and former address)

Issuer's telephone number

(604) 461-4946

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

As of December 31, 2002, there were 2,350,007 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: as of December 31, 2002 was $415,000.

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

TABLE OF CONTENTS

Item Number and Caption

PART I

Item 1.Description of Business

Item 2.Description of Property

Item 3.Legal Proceedings

Item 4.Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions culminating in a thrust into the natural resources business environment. As well on the same date the Company changed it's name to Red Butte Energy, Inc. The Company formerly was an Internet destination providing comminity, content and commerce for the sportbike and motorcycle enthusiast. The eSportbike.com website was a location where individuals could create their own websites, publish pictures of their bikes, share information, communicate, shop and discover meaningful, relevant content targeted to their specific interests.  The Company discontinued this activity during the fourth quarter of 2001.

On April 18, 2002 the Company entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek

Basin and adjacent properties in McBrien Twp., Ontario, Canada. The Company ultimately abandoned that project when the claims did not contain the estimated resources.

The Company  has subsequently determined that it will enter into the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

On March 19, 2002, we amended our Articles of Incorporation to change our name from "eSportbike.com, Inc." to "Red Butte Energy, Inc." The purpose of this amendment was to reflect the scope and type of our business activities. At the same time, we effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which we issued one share of our common stock in exchange for every eight (8) outstanding shares of our common stock. As a result of the reverse split, the number of issued and outstanding shares of our common stock was reduced from 16,400,000 share to 2,050,000 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split and the Company's trading symbol was changed to "RDBT".  On January 16, 2003, the Company again changed its name from Red Butte to Canglobe International, Inc. and the trading symbol changed to "CGLB".

During the period covered by this report, we conducted only minimal business operations, we engaged in research activities or related development to explore the tire recycling industry, and did not expend any amounts on plant or project development.  We currently have no employees. Certain administrative services relating to our minimal operations were provided by employees of our majority shareholders.  No actual recycling activities have been undertaken as yet.

History

Company was organized as Morenci Corp., a Nevada Corporation, for the purpose of creating a corporate vehicle to seek, investigate and, where appropriate, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

Morenci was incorporated on April 7, 1997 and was formed specifically to be a "clean public shell." for the purpose of either merging with or acquiring an operating company. The Company ceased all activities from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a certificate of renewal from the State of Nevada. On March 2, 2000 the Company entered into an agreement whereby the Company, in a reverse merger, purchased the assets of eSportbike.com, Inc. The Company also changed its name to eSportbike.com, Inc. From March 2, 2000 to October 2001 the Company operated an internet web site in the sport bike industry. On March 19, 2002 the Company changed its name to Red Butte Energy, Inc. and on January 16, 2003 to Canglobe International, Inc.

The Company's authorized capital is 100,000,000 shares of common stock, par value $0.001 per share. It is quoted and traded from time to time on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "CGLB"

The executive offices of the Company are located at 700 Ioco Road, Coquitlam, B.C. Canada V3H 2W8. Its telephone number is (604) 461-4946.

OPERATING LOSSES

The Company has incurred net losses of approximately $228,000 and $20,000 for the fiscal years ended December 31, 2002 and December 31, 2001, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

The Company was not in full operations during 2002 and 2001 and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during 2002. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

THE VOLATILITY OF OUR STOCK PRICE

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

    -    The amount and timing of orders for our services or products;

    -    Disruptions in the supply of delivering services or products;

    -    Seasonal variations in the sale of our services or products; and

    -    General economic conditions.

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

COMPETITION

The Company faces competition from a wide variety of rubber recyclers, tire shredders and waste processors, many of which have substantially greater financial, marketing, and technological resources than we have.  We believe, however, that numerous opportunities for development and participation in devulcanized, reactivated rubber abound, and are virtually unlimited in the near term, as the only known patent for the company's devulcanization process is held by our majority shareholder, Canglobe Development, Inc.

EMPLOYEES

As of April 1, 2003, the Company had no employees.

ITEM 2.    DESCRIPTION OF PROPERTY

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

ITEM 3.    LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year 2002.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is traded from time to time on the NASD's OTC Bulletin Board under the symbols "ESPB," "RDBT," and "CGLB". The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

2001:	High	Low
First Quarter	$ 0.17	$ 0.075
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

2002:
First Quarter	$ 0.15	$ 0.10
Second Quarter	0.70	0.13
Third Quarter	1.22	0.48
Fourth Quarter	1.12	0.30

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company's Common Stock as of December 31, 2002 was approximately 38.

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

On MArch 5, 2003, the Company issued 150,000 shares to each of 2 consultants, Ian Stuart and Chris Stewart, in exchange for services rendered, and subsequently registered these shares on Form S-8 on June 18, 2002.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the tire reclamation and rubber recycling industries.

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

ITEM 7.    FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Prior to the new engagement, the registrant had not consulted the new accountant regarding: (I) the application of accounting principles to a specific completed or contemplated transactions, or the type or audit opinion that might be rendered on the financial statements, or any advice as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement with the previous accountants.

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

PART III

ITEM 9.    DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. On October 22, 2002, when Canglobe Development acquired 1,250,000 shares of the Company's common stock from Sinoray Technology, Chris Stewart was appointed to the Board of Directors, and Xue Ming Liang resigned.  On January 30, 2003, three additional directors were appointed: Veronica Norris, Dr. Willi Neumann and Harry McKiners.  Chris Stewart resigned on March 3, 2002, leaving the board with four members until Mach 2003 when Heinz Leuders was appointed President and Director of the Company.  The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Heinz Leuders	65	President and Director	next annual meeting
Veronica Norris	37	Director	next annual meeting
Dr. Willi Neumann	62	Director	next annual meeting
Harry McKinders	66	Director	next annual meeting
Charles Spooner	51	Secretary/Treasurer/Director	next annual meeting

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

Veronica Norris, 37, joined the Company as a member of the Board of Directors in January 2003. She has been the owner/operator of Norris Outdoor Advertising, Ltd. since 2001.  This company specialized in outdoor advertising in 300 locations for approximately 50 clients.  Prior to purchasing this business, she was a Senior Consultant for the Children's Services Department of the Government of Alberta. Veronica Norris is the spouse of Hon. Mark Norris, Minister of Economic Development, Government of Alberta.

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

Harry McKinders, 66, joined the Company as a member of the Board of Directors on January 2003.  He has broad experience in the investment field, providing consulting services to numerous public and private companies over the past 35 years. Prior to this business experience, he was an account executive with Burns Brothers and Denton Ltd. (now BMO Nesbitt Burns). Since 1995, he is President of McKinders Financial Corporation, and he is the general manager of Rembrandt Enterprises Ltd. Also since 1995, he has served as a Director of Solid Resources Ltd and Luxor Developments, Inc. both listed on the TSX exchange.

Dr. Willi Neumann, 62, joined the Company as a member of the Board of Directors in January 2003.  Since 1999 he has been Director of Research with Canglobe Development Europe GmbH, in Berlin, Germany.  From 1994 to 1999, Dr. Neumann was Director of Research for Holzmann System-und Umwelttechnik GmbH in Rain/Lech Germany. Dr. Neumann headed the team of scientists who developed and patented the technology for de-vulacanizing rubber powder produced from the recycling of used tires.

Heinz Leuders, 65, was appointed the President and Director of the Company in March 2003.  Since 1996, he has been President and CEO of Canglobe Development, Inc. in Edmonton, AB, Canada.  Canglobe Development, Inc. is the Company's majority shareholder and owns the patented technology for de-vaulcanizing rubber powder produced from the recycling of used tires.

Conflicts of Interest

Certain conflicts of interest existed at December 31, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 10.    EXECUTIVE COMPENSATION

None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

ITEM 11.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address
of Beneficial Owners /	Nature of	Shares
Directors	Ownership	Owned	Percent

Canglobe Development, Inc.	common stock	1,250,000*	53.2%
10458 Mayfield Road, Suite 206
Edmonton, Alberta
Canada T5P 4P4

Charles Spooner	common stock	60,250	2.60%
Suite #700-509 Richards St.,
Vancouver, B.C., Canada, V6B 2Z6
		-	-
All Executive Officers
and Directors as a Group
	common stock	1,310,250	55.8%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 10, 2002, the majority shareholders of Sinoray Technology entered into an agreement with Canglobe Development, Inc. to acquire their shares of the Company. This transaction closed on or before October 22, 2002. In exchange for the shares Canglobe Development, Inc. will pay to the Sinoray a total of $300,000 plus the costs associated with the transaction.

Mr. Heinz Lueders is a controlling shareholder of Canglobe Development and Charles Spooner is a shareholder and director of Public Idea Capital Ltd.  As a result of the transfer Canglobe Development now owns a controlling interest in the Company. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Lueders and Mr. Spooner may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

ITEM 13.    EXHIBITS, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report.

1.    Financial Statements

CANGLOBE INTERNATIONAL, INC

(Formerly Red Butte Energy, Inc.

(A Development Stage Company)

INDEPENDENT ACCOUNTANTS' REPORT

DECEMBER 31, 2002 AND 2001

CONTENTS

Page

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F - 1

Balance Sheets

  December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F - 2

Statements of Operations for the

  Years Ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F - 3

Statement of Stockholders' Equity

 Since April 7, 1997 (inception) to December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F - 4

Statements of Cash Flows for the

  Years Ended December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F - 5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F - 6

INDEPENDENT AUDITOR'S REPORT

Canglobe International, Inc.

(Formerly Red Butte Energy, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Canglobe International, Inc. (formerly Red Butte Energy Inc.) (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations and cash flows for the two years then ended and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canglobe International, Inc. (formerly Red Butte Energy Inc.) (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a deficit in stockholders' equity as of December 31, 2002 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Respectfully submitted

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 14, 2003

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2002	2001
Assets:
Cash and cash equivalents	$ -	$ 2,086
Total Current Assets	-	2,086

Property and Equipment:
Computer equipment	4,664	4,664
Furniture and equipment	417	417
	5,081	5,081
Less accumulated depreciation	(4,905)	(3,265)
Net Property and Equipment	176	1,816

Total Assets	$ 176	$ 3,902

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$ 10,491	$ 17,399
Total current liabilities	10,491	17,399
Due to shareholders	249,418	244,036
Total liabilities	259,909	261,435

Stockholders' Equity:
Common Stock, Par value $.001, Authorized
100,000,000 shares, Issued 2,350,007 and
2,050,000 at December 31, 2002 and 2001	2,350	2,050
Paid-In Capital	244,121	18,162
Retained Deficit	(273,432)	(273,432)
Deficit Accumulated During the
Development Stage	(232,772)	(4,313)
Total Stockholders' Equity	(259,733)	(257,533)
Total Liabilities and Stockholders' Equity	$ 176	$ 3,902

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Since
			December 1,
			2001
	For the Year Ended		Inception of
	December 31,		Development
	2002	2001	Stage
Revenues	$ -	$ -	$ -

Expenses:
General and administrative	228,459	4,313	232,772
Total expenses	228,459	4,313	232,772

Discontinued Operations:
Income (Loss) from operations
of discontinued operations	-	(16,120)	-

Net Loss	$ (228,459)	$ (20,433)	$ (232,772)

Earnings per Share, Basic & Diluted
Loss from continuing operations	$ (0.10)	$ -
Loss from discontinued operations	-	(0.01)

Loss Per Share	$ (0.10)	$ (0.01)

Weighted Average Shares Outstanding	2,206,004	2,050,000

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2002

					Deficit
					Accumulated
					Since April 7,
	Common Stock		Paid-In	Retained	1997
	Shares	Par Value	Capital	Deficit	Inception
Balance at April 7, 1997 (inception)	-	$ -	$ -	$ -	$ -

April 18, 1997 Issuance of Stock
for payment of accounts payable	675,000	675	8,537	-	-
Net Loss	-	-	-	(1,100)	-

Balance at December 31, 1997	675,000	675	8,537	(1,100)	-

Net Loss	-	-	-	(100)	-

Balance at December 31, 1998	675,000	675	8,537	(1,200)	-

Net Loss	-	-	-	(4,086)	-

Balance at December 31, 1999	675,000	675	8,537	(5,286)	-

March 31, 2000 Issuance of Stock
for payment of accounts payable	1,375,000	1,375	9,625	-	-
Net Loss	-	-	-	(252,026)

Balance at December 31, 2000	2,050,000	2,050	18,162	(257,312)	-

Net Loss	-	-	-	(16,120)	(4,313)

Balance at December 31, 2001	2,050,000	2,050	18,162	(273,432)	(4,313)

June 24, 2002, Shares Issued for
Services	300,007	300	225,959	-	-

Net Loss	-	-	-	-	(228,459)

Balance at December 31, 2002	2,350,007	$ 2,350	$244,121	$(273,432)	$ (232,772)

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			December 1,
			2001
	For the Years Ended		Inception of
	December 31,		Development
		2001	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period	$(228,459)	$(20,433)	$ (232,772)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,640	5,032	2,912
Common Stock Issued for Services	226,259	-	226,259
Changes in Operating Assets and Liabilities
(Increase) decrease in accounts receivable	-	4,913	-
(Increase) decrease in prepaid expenses	-	1,155	-
Increase (Decrease) in Accounts Payable	(6,908)	473	(6,908)
Net Cash Used in operating activities	(7,468)	(8,860)	(10,509)
CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment	-	-	-
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase (decrease) in amounts due shareholders	5,382	11,001	9,768
Payment of short term notes payable	-	(55)	-
Issuance of Stock for accounts payable	-	-	-
Net Cash Provided by Financing Activities	5,382	10,946	9,768
Net (Decrease) Increase in
Cash and Cash Equivalents	(2,086)	2,086	(741)
Cash and Cash Equivalents
at Beginning of Period	2,086	-	741
Cash and Cash Equivalents
at End of Period	$ -	$ 2,086	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise and income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $506,000 for the period from April 7, 1997 (inception) to December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Canglobe International, Inc. (formerly Red Butte Energy, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation (continued)

Nevada. During 2000 the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001 the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002 the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company. On January 16, 2003, the Company changed its name to Canglobe International, Inc.

Nature of Business

The company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Revenue Recognition

Revenue is recognized as services are performed

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2002 and 2001.

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

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

NOTE 3 - COMMITMENTS

As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

CANGLOBE INTERNATIONAL, INC

(formerly Red Butte Energy, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)

NOTE 4 - STOCK SPLIT

(Continued)

On March 19, 2002 the Board of Directors approved a 1 for 8 reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split and cancellation of shares.

NOTE 5 - COMMON STOCK TRANSACTIONS

On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

2.    Financial Statement Schedules

The following financial statement schedules required by Regulation S-X are included herein:

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

Exhibit Number                                 Title of Document

2.1                               Change in Control Agreement dated January 15, 2001 (1)

3.1                               Articles of Incorporation (2)

3.2                               Amended Articles of Incorporation (2)

3.3                               Amended Articles of Incorporation (Changing name to Canglobe International, Inc.)

3.4                               Bylaws (2)

(1)    Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on May 21, 2001.

(2)    Incorporated by reference to the Company's quarterly report on Form 10-SB filed on October 20, 1999.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

Canglobe International, Inc.

Dated: April 29, 2003

By: /s/ Veronica Norris

Veronica Norris

Director

By: /s/ Charles Spooner

Charles Spooner

Director, Treasurer, Secretary

By: /s/ Willi Neumann

Willi Neumann

Director

By: /s/ Harry McKinders

Harry McKinders

Director

By: /s/ Heinz Leuders

Heinz Leuders

President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of April 2003.

By: /s/ Veronica Norris

Veronica Norris

President and Director

By: /s/ Charles Spooner

Charles Spooner

Director, Treasurer, Secretary

By: /s/ Willi Neumann

Willi Neumann

Director

By: /s/ Harry McKinders

Harry McKinders

Director

By: /s/ Heinz Leuders

Heinz Leuders

President and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Veronica Norris provides the following certification.

     I, Veronica Norris, Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Veronica Norris
Veronica Norris, President and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Charles Spooner provides the following certification.

     I, Charles Spooner, Secretary, Treasurer and Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Charles Spooner
Charles Spooner, Secretary/Treasurer and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Willi Neumann provides the following certification.

     I, Willi Neumann, a Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Willi Neumann
Willi Neumann, Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Harry McKinders provides the following certification.

     I, Harry KcKinders, a Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Harry McKinders
Harry McKinders, Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Heinz Leuders provides the following certification.

     I, Heinz Leuders, President and Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Heinz Leuders
Heinz Leuders, President and Director