Form 10QSB
period 2003-03-31
CANGLOBE INTERNATIONAL INC
filed 2003-05-13
CIK 1096295

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-21969

CANGLOBE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

 Nevada, United States

(State or other jurisdiction of incorporation or organization)

77-0454856

(I.R.S. Employer ID Number)

 700 Ioco Road, Coquitlam, B.C. Canada V6B 2Z6

(Address of principal executive offices) (Zip code)

(604) 461-4946

     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X                                               NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Shares outstanding at March 31, 2003

---------------------------------------------------------------

Common Stock, $0.001 par value 2,350,007

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.    Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

TABLE OF CONTENTS

Independent Accountant’s Report                             2

Balance Sheets                                                          3

Statement of Operations                                            4

Statement of Cash Flow                                           5

Notes to Financial Statements                                   6 - 10

INDEPENDENT ACCOUNTANT’S REPORT

Canglobe International, Inc.

(A Development Stage Company)

We have reviewed the accompanying balance sheets of Canglobe International, Inc. as of March 31, 2003, and the related statement of operations for the three months ended March 31, 2003 and 2002 and the statement of cash flows for the three month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Canglobe International, Inc. as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 14, 2003, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002.  Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern.  As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                 Respectfully submitted

                                                                                                                                 /s/ Robison, Hill & Co.

                                                                                                                                 Certified Public Accountants

Salt Lake City, Utah

May 8, 2003

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited) March 31, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$ 0	$ 0
Accounts receivable	-	-
Prepaid expenses	-	-
Total current assets	0	0

Property and Equipment:
Computer equipment	4,664	4,664
Furniture and equipment	417	417
Software	-	-
	5,081	5,081
Less accumulated depreciation	(4,905)	(4,905)
Net Property and Equipment	176	176

Total Assets	$ 176	$ 176

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$ 12,486	$ 10,491
Short term notes payable	-	-
Total current liabilities	12,486	10,491
Due to shareholders	255,114	249,418

Total liabilities	267,600	259,909

Stockholders' Equity:
Common Stock, Par value $.001, Authorized 100,000,000 shares, Issued 2,350,007 shares at March 31, 2003 and December 31, 2002	2,350	2,350
Paid-In Capital	244,121	244,121
Retained Deficit	(273,432)	(273,432)
Deficit Accumulated During the Development Stage	(240,463)	(232,772)
Foreign Currency Translation Adjustment	-	-
Total Stockholder's Equity	(267,424)	(259,733)

Total Liabilities and Stockholders' Equity	$ 176	$ 176

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Cumulative since December 1, 2001 inception of development stage
	2003	2002

Revenues	$-	$-	$-
Expenses:
General and Administrative	7,691	440	240,463
Total Expenses	7,691	440	240,463
Discontinued Operations:
Income (Loss) from Discontinued operations	$ -	$ -	$ -
Net loss	$(7,691)	$(440)	$(240,463)
Basic & Diluted loss per share	$ -	$ -

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		Cumulative Since December 1, 2001 Inception of Development Stage
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (7,691)	$ (440)	$ (240,463)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	410	2,912
Common Stock issued for services	-	-	226,259
Changes in operating Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in Accounts payable	1,995	-	(4,913)

Net cash used in operating activities	(5,696)	(30)	(16,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amounts due shareholders	5,696	-	15,464
Payment of short term notes payable	-	-	-
Issuance of Stock for accounts payable	-	-	-

Net cash Provided by financing activities	5,696	-	15,464

Net (Decrease) Increase in cash and cash equivalents	-	(30)	(741)

Cash and Cash Equivalents at Beginning of Period	-	2,086	741

Cash and Cash Equivalents at End of Period	$ -	$ 2,056	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for"
Interest	$ -	$ -	$ -
Franchise and income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None.

The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern".  The Company has incurred net losses of approximately $514,000 for the period from April 7, 1997 (inception) to March 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

The Company's ability to survive will depend on numerous factors including, but not limited to, the Company's receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern".  While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2003 and for the three months then ended reflect, in the opinion of management, al adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on April 7, 1997.  The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant.  On July 9, 1999, the Company obtained a certificate of renewal from the State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast.  During November 2001, the Company abandoned the internet business and since 2001, the Company is in the development stage and has not commenced planned principal operations.  On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company.  On January 16, 2003, the Company changed its name to Canglobe International, Inc.

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

The company has no products or services as of March 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Subsequent to the name change and change of direction for the Company, it has been pursuing opportunities in the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

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

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
	For the Three Months Ended March 31, 2003
Basic Loss per Share
Loss to Common Shareholders	$ (7,691)	2,350,007	$ 0

	For the Three Months Ended March 31, 2002
Basic Loss per Share
Loss to Common Shareholders	$ (440)	2,050,000	$ 0

The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2003 and 2002 and are thus not considered.

Foreign Currency Translation

The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

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

CANGLOBE INTERNATIONAL, INC.

(FORMERLY YOUR RED BUTTE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(Continued)

NOTE 3 - COMMITMENTS

As of March 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8K

         Exhibits:

         99.1 - Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.2 - Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8K:

         None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANGLOBE INTERNATIONAL, INC.

Date: May 12, 2003

By: /s/ Heinz Leuders

Heinz Leuders

President and Director

By: /s/ Charles Spooner

Charles Spooner

Director, Treasurer, Secretary

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Charles Spooner provides the following certification.

     I, Charles Spooner, Secretary, Treasurer and Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Charles Spooner
Charles Spooner, Secretary/Treasurer and Director

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Heinz Leuders provides the following certification.

     I, Heinz Leuders, President and Director of Canglobe International, Inc. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of the Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Heinz Leuders
Heinz Leuders, President and Director

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Canglobe International, Inc. (the "Company") on form 10QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Spooner, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Charles Spooner

Charles Spooner

Secretary, Treasurer and Director

May 12, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Canglobe International, Inc. (the "Company") on form 10QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Heinz Leuders, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Heinz Leuders

Heinz Leuders

President

May 12, 2003