Form 10QSB
period 2003-06-30
CANGLOBE INTERNATIONAL INC
filed 2003-08-11
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from             To

                         Commission file number 0-27737

                          Canglobe International, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    77-0454856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

            #206, 10458 Mayfield Road, Edmonton, AB, Canada T5P 4P4
            --------------------------------------------------------
                    (Address of principal executive offices)

                 700 Ioco Road, Coquitlam, B.C., Canada V6B 2Z6
                 ----------------------------------------------
                  (Former address, if changed from last report)

                                 (780) 444-7133
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 28, 2003 2,350,007
                                                     ---------------------------

     Transitional Small Business  Disclosure Format (check one). Yes    ; No X
                                                                    ----    ----

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


Canglobe International, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheet of Canglobe International, Inc.(A Development Stage Company) as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Canglobe International, Inc.(A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 14, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               Respectfully submitted

                                               \s\ Robison, Hill & Co
                                               Certified Public Accountants

Salt Lake City, Utah
July 28, 2003

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               (Unudited)
                                                                June 30,          December 31,
                                                                  2003                2002
                                                            -----------------   -----------------
Assets:
   Cash and cash equivalents                                $               -   $               -
                                                            -----------------   -----------------
      Total Current Assets                                                  -                   -
                                                            -----------------   -----------------

Property and Equipment:

   Computer equipment                                                   4,664               4,664
   Furniture and equipment                                                417                 417
                                                            -----------------   -----------------
                                                                        5,081               5,081
   Less accumulated depreciation                                       (4,905)             (4,905)
                                                            -----------------   -----------------
      Net Property and Equipment                                          176                 176
                                                            -----------------   -----------------

      Total Assets                                          $             176   $             176
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities:

   Accounts payable and accrued liabilities                 $          10,372   $          10,491
                                                            -----------------   -----------------
      Total current liabilities                                        10,372              10,491
Due to shareholders                                                   280,228             249,418
                                                            -----------------   -----------------
      Total liabilities                                               290,600             259,909
                                                            -----------------   -----------------

Stockholders' Equity:

  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,350,007

    at June 30, 2003 and December 31, 2002                              2,350               2,350
  Paid-In Capital                                                     244,121             244,121
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                               (263,463)           (232,772)
                                                            -----------------   -----------------
     Total Stockholders' Equity                                      (290,424)           (259,733)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $             176   $             176
                                                            =================   =================


   The accompanying notes are an integral part of these financial statements.

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                              Cumulative
                                                                                                                Since
                                                                                                             December 1,
                                                                                                                 2001
                                    For the Three Months Ended             For the Six Months Ended          Inception of
                                             June 30,                              June 30,                  Development
                                -----------------------------------   -----------------------------------
                                      2003               2002               2003              2002              Stage
                                -----------------  ----------------   ----------------  -----------------  ----------------
Revenues                        $               -  $              -   $              -  $               -  $              -

Expenses:

   General and Admin.                      22,999             7,897             30,690              8,337           263,463
                                -----------------  ----------------   ----------------  -----------------  ----------------
      Total expenses                       22,999             7,897             30,690              8,337           263,463
                                -----------------  ----------------   ----------------  -----------------  ----------------

     Net Loss                   $         (22,999) $         (7,897)  $        (30,690) $          (8,337) $       (263,463)
                                =================  ================   ================  =================  ================


Basic & Diluted

Earnings per Share              $          (0.01)  $              -   $         (0.01)  $               -
                                =================  ================   ================  =================

Weighted Average Shares                 2,350,007      2,050,000             2,350,007          2,050,000
                                =================  ================   ================  =================











   The accompanying notes are an integral part of these financial statements.

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                 For the Six Months Ended           Inception of
                                                                         June 30,                   Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss for the period                                    $         (30,690)  $         (8,337) $         (263,463)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation                                                         -                820               2,912
      Common Stock Issued for Services                                     -                  -             226,259
Changes in Operating Assets and Liabilities

      Increase (Decrease) in Accounts Payable                           (119)             4,465              (7,027)
                                                           -----------------  -----------------  ------------------
Net Cash Used in operating activities                                (30,809)            (3,052)            (41,319)
                                                           -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:                                                                -                  -                   -
                                                           -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

      Increase in Amounts due Shareholders                            30,809              1,485              40,578
                                                           -----------------  -----------------  ------------------
Net Cash Provided by Financing Activities                             30,809              1,485              40,578
                                                           -----------------  -----------------  ------------------

Net (Decrease) Increase in

  Cash and Cash Equivalents                                                -             (1,567)               (741)
Cash and Cash Equivalents
  at Beginning of Period                                                   -              2,086                 741
                                                           -----------------  -----------------  ------------------
Cash and Cash Equivalents

  at End of Period                                         $               -  $             519  $                -
                                                           =================  =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $               -  $               -  $                -
  Franchise and income taxes                               $               -  $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $537,000 for the period from April 7, 1997 (inception) to June 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Interim Financial Statements

         The unaudited financial statements as of June 30, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The company has no products or services as of June 30, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

         Subsequent to the name change and change of direction of the Company, it has been pursuing opportunities in the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Revenue Recognition

         Revenue is recognized as services are performed

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

Foreign Currency Translation

         The functional currency of the Company is Canadian dollars. Balance sheet accounts are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Advertising Expense

         Advertising costs are expensed when the services are provided..

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of June 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                           CANGLOBE INTERNATIONAL, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

         On March 19, 2002 the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed it's name to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. And the direction the Company is going. The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the tire reclamation and rubber recycling industries.

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

Item 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included as part of this report:

Exhibit

Number            Title of Document


2.1  Change in Control Agreement dated January 15, 2001 (1)
3.1  Articles of Incorporation (2)
3.2  Amended Articles of Incorporation (2)
3.3  Bylaws (2)
31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                           Canglobe International, Inc.

Date: July 30, 2003                        By: /s/ Heinz Leuders
                                           -------------------------------------
                                           Heinz Leuders
                                           President and Director

                                           By: /s/ Charles Spooner
                                           -------------------------------------
                                           Charles Spooner
                                           Director, Treasurer and Secretary