Form 10QSB
period 2003-09-30
CANGLOBE INTERNATIONAL INC
filed 2003-11-13
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2003

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

             #206, 10458 Mayfield Road, Edmonton, AB, Canada T5P 4P4
                    (Address of Principal Executive Offices)

                                 (780) 444-7133
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 4, 2003 2,350,007


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I



Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Canglobe International, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheet of Canglobe International, Inc. (A Development Stage Company) as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    \s\ Robison, Hill & Co
                                                    Certified Public Accountants

Salt Lake City, Utah
November 4, 2003

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               (Unaudited)
                                                              September 30,       December 31,
                                                                  2003                2002
                                                            -----------------   -----------------
Assets:
   Cash and Cash Equivalents                                $               -   $               -
                                                            -----------------   -----------------
      Total Current Assets                                                  -                   -
                                                            -----------------   -----------------

Property and Equipment:
   Computer Equipment                                                   4,664               4,664
   Furniture and Equipment                                                417                 417
                                                            -----------------   -----------------
                                                                        5,081               5,081
   Less Accumulated Depreciation                                       (4,905)             (4,905)
                                                            -----------------   -----------------
      Net Property and Equipment                                          176                 176
                                                            -----------------   -----------------

      Total Assets                                          $             176   $             176
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities:
   Accounts Payable and Accrued Liabilities                 $          16,459   $          10,491
                                                            -----------------   -----------------
      Total Current Liabilities                                        16,459              10,491

   Due to Shareholders                                                282,339             249,418
                                                            -----------------   -----------------

      Total Liabilities                                               298,798             259,909
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 2,350,007
    at September 30, 2003 and December 31, 2002                         2,350               2,350
  Paid-In Capital                                                     244,121             244,121
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                               (271,661)           (232,772)
                                                            -----------------   -----------------

     Total Stockholders' Equity                                      (298,622)           (259,733)
                                                            -----------------   -----------------

       Total Liabilities and Stockholders' Equity           $             176   $             176
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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                              Cumulative
                                                                                                                Since
                                                                                                             December 1,
                                                                                                                 2001
                                    For the Three Months Ended             For the Nine Months Ended         Inception of
                                           September 30,                         September 30,               Development
                                -----------------------------------   -----------------------------------
                                      2003               2002               2003              2002              Stage
                                -----------------  ----------------   ----------------  -----------------  ----------------
Revenues                        $               -  $              -   $              -  $               -  $              -

Expenses:
   General and Admin.                       8,199           113,255             38,889            154,592           271,661
                                -----------------  ----------------   ----------------  -----------------  ----------------
      Total Expenses                        8,199           113,255             38,889            154,592           271,661
                                -----------------  ----------------   ----------------  -----------------  ----------------

     Net Loss                   $          (8,199) $       (113,255)  $        (38,889) $        (154,592) $       (271,661)
                                =================  ================   ================  =================  ================


Basic & Diluted
Earnings per Share              $               -  $         (0.05)   $         (0.02)  $          (0.07)
                                =================  ================   ================  =================

Weighted Average Shares                 2,350,007         2,350,000          2,350,007          2,158,791
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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                      September 30,                 Development
                                                           ------------------------------------
                                                                 2003               2002               Stage
                                                           -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                           -----------------  -----------------  ------------------
Net Loss for the period                                    $         (38,889) $        (154,592) $         (271,661)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation                                                         -              1,230               2,912
      Common Stock Issued for Services                                     -            160,259             226,259
Changes in Operating Assets and Liabilities
      Increase (Decrease) in Accounts Payable                          5,968             (9,982)               (940)
                                                           -----------------  -----------------  ------------------
Net Cash Used in operating activities                                (32,921)            (3,085)            (43,430)
                                                           -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                           -                  -                   -
                                                           -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in Amounts due to Shareholders                         32,921              1,485              42,689
                                                           -----------------  -----------------  ------------------
Net Cash Provided by Financing Activities                             32,921              1,485              42,689
                                                           -----------------  -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                -             (1,600)               (741)
Cash and Cash Equivalents
  at Beginning of Period                                                   -              2,086                 741
                                                           -----------------  -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                         $               -  $             486  $                -
                                                           =================  =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                 $               -  $               -  $                -
  Franchise and income taxes                               $               -  $               -  $                -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


         The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $545,000 for the period from April 7, 1997 (inception) to September 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Financial Statements

         The unaudited financial statements as of September 30, 2003 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The company has no products or services as of September 30, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Revenue Recognition

         Revenue is recognized as services are performed

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

Foreign Currency Translation

         The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Advertising Expense

         Advertising costs are expensed when the services are provided.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of September 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2003 and December 31, 2002, the Company owed $282,339 and $249,418, respectively, relating to these notes.

NOTE 5 - STOCK SPLIT

         On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 shares of restricted common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges, formerly the sole Officer and Director of the Company. The 800,000 shares were canceled immediately upon receipt. Also on February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 shares of common stock.

         On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split and cancellation of shares.

NOTE 6 - COMMON STOCK TRANSACTIONS

         On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

NOTE 7 - SUBSEQUENT EVENTS

         On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt will be converted into 700,570 shares of restricted common stock.

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

         On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed it's name to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. And the direction the Company is going. The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the tire reclamation and rubber recycling industries.

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

                                           Canglobe International, Inc.


Date: November  10       , 2003            By: /s/ Heinz Leuders
                                           Heinz Leuders
                                           President and Director


                                           By: /s/ Charles Spooner
                                           Charles Spooner
                                           Director, Treasurer and Secretary