Form 10KSB
period 2003-12-31
CANGLOBE INTERNATIONAL INC
filed 2004-03-30
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-27737

                          Canglobe International, Inc.
                 (Name of small business issuer in its charter)

                Nevada                                          77-0454856
 ---------------------------------------                   --------------------
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                          Identification No.)

             #206, 10458 Mayfield Road, Edmonton, AB, Canada T5P 4P4
              (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (604) 461-4946
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

         As of March 25, 2004, there were 3,050,577 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 25, 2004 was $742,506.

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

         Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                          Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................7

Item 3.           Legal Proceedings...............................................................................7

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................9

Item 7.           Financial Statements...........................................................................11

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................12

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................12

Item 10.          Executive Compensation.........................................................................15

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................15

Item 12.          Certain Relationships and Related Transactions.................................................15

Item 13.          Exhibits and Reports on Form 8-K...............................................................16

Item 14.          Controls and Procedures........................................................................17

Item 15.          Principal Accountant Fees and Services.........................................................17

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS


General

         Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions culminating into the natural resources business environment. As well on the same date the Company changed its name to Red Butte Energy, Inc. The Company formerly was an Internet destination providing community, content and commerce for the sportbike and motorcycle enthusiast. The eSportbike.com website was a location where individuals, could create their own websites, publish pictures of their bikes, share information, communicate, shop and discover meaningful, relevant content targeted to their specific interests. The Company discontinued this activity during the fourth quarter of 2001.

         On April 18, 2002, the Company entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin and adjacent properties in McBrien Twp., Ontario, Canada. The Company ultimately abandoned that project when the claims did not contain the estimated resources.

         The Company has subsequently determined that it will enter into the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

         On March 19, 2002, we amended our Articles of Incorporation to change our name from "eSportbike.com, Inc." to "Red Butte Energy, Inc." The purpose of this amendment was to reflect the scope and type of our business activities. At the same time, we effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which we issued one share of our common stock in exchange for every eight (8) outstanding shares of our common stock. As a result of the reverse split, the number of issued and outstanding shares of our common stock was reduced from 16,400,000 shares to 2,050,000 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split and the Company's trading symbol was changed to "RDBT." On January 16, 2003, the Company again changed its name from Red Butte to Canglobe International, Inc. and the trading symbol changed to "CGLB."

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

         The executive offices of the Company are located at #206, 10458 Mayfield Road, Edmonton, AB, Canada T5P 4P4. Its telephone number is (604) 461-4946.

Operating Losses

         The Company has incurred net losses of approximately $48,000 and $228,000 for the fiscal years ended December 31, 2003 and December 31, 2002, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

Future Capital Needs and Uncertainty of Additional Funding

         The Company was not in full operations during 2003 and 2002, and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during 2004. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

Risk of Low Priced Stocks

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

Competition

         The Company faces competition from a wide variety of rubber recyclers, tire shredders and waste processors, many of which have substantially greater financial, marketing and technological resources than we have. We believe however, numerous opportunities for development and participation in devulcanized, reactivated rubber abound, and are virtually unlimited in the near term, as the only known patent for the Company's devulcanization process is held by our majority shareholder, Canglobe Development, Inc.

Employees

         As of December 31, 2003, the Company had no employees.


                         ITEM 2. DESCRIPTION OF PROPERTY


         Since 1997, all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

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


         No matters were subject to a vote of security holders during the year 2003.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded from time to time on the NASD's OTC Bulletin Board under the symbol "CGLB." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


                  2003                           High                 Low
----------------------------------------   -----------------   -----------------
First Quarter                              $          0.80$               0.21
Second Quarter                             $          0.45$               0.15
Third Quarter                              $          0.80$               0.31
Fourth Quarter                             $          0.80$               0.60

                  2002
----------------------------------------
First Quarter                              $          0.15$               0.10
Second Quarter                             $          0.70$               0.13
Third Quarter                              $          1.22$               0.48
Fourth Quarter                             $          1.12$               0.30

Dividends

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2003 was approximately 15.

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

         On February 23, 2000, the Company declared a forward split 27 to 1, resulting in a total of 5,400,000 shares outstanding.

         On March 20, 2000, the Company issued 5,000,000 shares of the Company's common stock to each of Robert E. McLachlan and Kent Courtice and 1,000,000 shares to M. Gregg Marshall for services to the Company as officers and directors.

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

         On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.


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

         On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed its name to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. and the direction the Company is going. The Company will not proceed with the development of any software business in Asia. Similarity, the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the tire reclamation and rubber recycling industries.

Results of Operations

         The Company reported net losses of $48,658 and $228,459for the years ended December 31, 2003 and 2002, respectively, which was due to general and administrative expenses incurred by Canglobe International, Inc. From December 1, 2001, the Company was a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

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

Forward Looking Statement

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


                          ITEM 7. FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13. for a list of the financial statements and financial statement schedules included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.


                                    PART III

               ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. On October 22, 2002, when Canglobe Development acquired 1,250,000 shares of the Company's common stock from Sinoray Technology, Chris Stewart was appointed to the Board of Directors, and Xue Ming Liang resigned. On January 30, 2003, three additional directors were appointed; Veronica Norris, Dr. Willi Neumann and Harry McKiners. Chris Stewart resigned on March 3, 2002, leaving the board with four members until March 2003, when Heinz Leuders was appointed President and Director of the Company. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                  Age                    Office                           Term Expires
Heinz Leuders                      66               President/Director                  next annual meeting
Veronica Norris                    38                    Director                       next annual meeting
Dr. Willi Neumann                  63                    Director                       next annual meeting
Harry McKinders                    67                    Director                       next annual meeting
Charles Spooner                    52          Secretary/Treasurer/Director             next annual meeting

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

         Heinz Leuders - Mr. Leuders was appointed the President and Director of the Company in March 2003. Since 1996, he has been President and CEO of Canglobe Development, Inc. in Edmonton, AB, Canada. Canglobe Development, Inc. is the Company's majority shareholder and owns the patented technology for de-vaulcanizing rubber powder produced from recycling of used tires.

         Veronica Norris - Joined the Company as a member of the Board of Directors in January 2003. She has been the owner/operator of Norris Outdoor Advertising, Ltd. since 2001. This company specialized in outdoor advertising in 300 locations for approximately 50 clients. Prior to purchasing this business, she was a Senior Consultant for the Children's Services Department of the Government of Alberta. Veronica Norris is the spouse of Hon. Mark Norris, Minister of Economic Development, Government of Alberta.

         Harry McKinders - Joined the Company as a member of the Board of Directors on January 2003. He has broad experience in the investment field, providing consulting services to numerous public and private companies over the past 35 years. Prior to this business experience, he was an account executive with Burns Brothers and Denton Ltd. (currently BMO Nesbitt Burns.) Since 1995, he has been President of McKinders Financial Corporation, and he is the general manger of Rembrandt Enterprises, Ltd. Also, since 1995, ha has served as a Director of Solid Resources, Ltd. and Luxor Developments, Inc. both listed on the TSX exchange.

         Dr. Willi Neumann - Joined the Company as a member of the Board of Directors in January 2003. Since 1999, he has been Director of Research with Canglobe Development Europe GnbH, in Berlin, Germany. From 1994 to 1999, Dr. Neumann was Director of Research for Holzmann System-und Umwelttechnik GmbH in Rain/Lech Germany. Dr. Neumann headed the team of scientists who developed and patented the technology for de-vulacanizing rubber powder produced from the recycling of used tires.

         Charles Spooner - Joined the Company as a member of the Board of Directors in March 2000. He has been President and Director of Sonrae Corporation since 1982. Sonrae Corporation is a private investment company with interests in consulting, hospitality, oil and gas and real estate. Since, October 2000, he has also been a shareholder and director of Public Idea Capital Ltd., a private management consulting company and subsidiary of Sonrae Corporation.

Conflicts of Interest

         Certain conflicts of interest existed at December 31, 2003 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

                         ITEM 10. EXECUTIVE COMPENSATION


         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.


                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 3,050,577 shares of issued and outstanding common stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /                           Nature of                Shares
Directors                                        Ownership                Owned               Percent
------------------------------------------------------------------------------------------------------------

Canglobe Development, Inc.                       common stock           1,950,570             63.94%
10458 Mayfield Road, Suite 206
Edmonton, Alberta
Canada T5P 4P4



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2003 and 2002, the Company owed $2,537 and $249,418, respectively, relating to these notes.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


(a)      Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

2.1      Change in Control Agreement dated January 15, 2001 (1)

3.1      Articles of Incorporation (2)

3.2      Amended Articles of Incorporation (2)

3.3      Bylaws (2)

31.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's quarterly report on Form 10-QSB filed on May 21, 2001.

(2) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on October 20, 1999.

(b)      Reports on Form 8-K filed

         No reports on Form 8-K were filed during the prior quarter.

                        ITEM 14. CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Canglobe International, Inc. have concluded that Canglobe International Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Canglobe International, Inc. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

                          Service                               2003                      2002
               ------------------------------          ----------------------     ---------------------
               Audit Fees                              $                3,532     $              10,595
               Audit-Related Fees                                           -                         -
               Tax Fees                                                   143                       235
               All Other Fees                                               -                         -
                                                       ----------------------     ---------------------
               Total                                   $                3,675     $              10,830
                                                       ======================     =====================

Audit Fees - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided bythe independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                            Canglobe International, Inc.



Dated: March 30, 2004                       By  /S/     Heinz Leuders
                                            -----------------------------------
                                            Heinz Leuders
                                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2004.

Signatures                                  Title

/S/     Heinz Leuders
Heinz Leuders                               President and Director
                                           (Principal Executive Officer)


/S/     Charles Spooner
Charles Spooner                             Director, Treasurer, Secretary
                                    (Principal Financial and Accounting Officer)


/S/     Veronica Norris
Veronica Norris                             Director



/S/     Willi Neumann
Willi Neumann                               Director



/S/     Harry McKinders
Harry McKinders                             Director

                          CANGLOBE INTERNATIONAL, INC.

                          (A Development Stage Company)

                                       -:-

                         INDEPENDENT ACCOUNTANTS' REPORT


                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2003 and 2002...............................................................................F - 2

Statements of Operations for the
  Years Ended December 31, 2003 and 2002...................................................................F - 3

Statement of Stockholders' Equity
  Since April 7, 1997 (inception) to December 31, 2003.....................................................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2003 and 2002...................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Canglobe International, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheet of Canglobe International, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations and cash flows for the two years then ended and the cumulative since December 1, 2001 to December 31, 2003 and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canglobe International, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the cumulative since December 1, 2001 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a deficit in stockholders' equity as of December 31, 2003 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 29, 2004

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                        December 31,
                                                            -------------------------------------
                                                                  2003                2002
                                                            -----------------   -----------------
Assets:
   Cash and cash equivalents                                $               -   $               -
                                                            -----------------   -----------------
      Total Current Assets                                                  -                   -
                                                            -----------------   -----------------

Property and Equipment:
   Computer equipment                                                   4,664               4,664
   Furniture and equipment                                                417                 417
                                                            -----------------   -----------------
                                                                        5,081               5,081
   Less accumulated depreciation                                       (5,081)             (4,905)
                                                            -----------------   -----------------
      Net Property and Equipment                                            -                 176
                                                            -----------------   -----------------

      Total Assets                                          $                  -$             176
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities                 $          25,626   $          10,491
                                                            -----------------   -----------------
      Total current liabilities                                        25,626              10,491
Due to shareholders                                                     2,537             249,418
                                                            -----------------   -----------------
      Total liabilities                                                28,163             259,909
                                                            -----------------   -----------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 3,050,577 and
    2,350,007 at December 31, 2003 and 2002                             3,051               2,350
  Paid-In Capital                                                     523,648             244,121
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                               (281,430)           (232,772)
                                                            -----------------   -----------------
     Total Stockholders' Equity                                       (28,163)           (259,733)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $               -   $             176
                                                            =================   =================


   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                          --------------------------------------
                                                                 2003               2002               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -

Expenses:
   General and administrative                                         48,658             228,459            281,430
                                                          ------------------ ------------------- ------------------
      Total expenses                                                  48,658             228,459            281,430
                                                          ------------------ ------------------- ------------------

     Net Loss                                             $          (48,658)$          (228,459)$         (281,430)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $           (0.02) $            (0.10)
                                                          ================== ===================

Weighted Average Shares Outstanding                                2,467,089           2,206,004
                                                          ================== ===================



















   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                                           Since April 7,
                                                    Common Stock              Paid-In        Retained           1997
                                                Shares        Par Value       Capital        Deficit          Inception
                                           ---------------- -------------- ------------- ---------------- -----------------
Balance at April 7, 1997(inception)                       - $            - $           - $              - $               -

April 18, 1997 Issuance of  Stock
  for payment of accounts payable                   675,000            675         8,537                -                 -
Net Loss                                                  -              -             -           (1,100)                -
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 1997                        675,000            675         8,537           (1,100)                -

Net Loss                                                  -              -             -             (100)                -
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 1998                        675,000            675         8,537           (1,200)                -

Net Loss                                                  -              -             -           (4,086)                -
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 1999                        675,000            675         8,537           (5,286)                -

March 31, 2000 Issuance of Stock
  for payment of accounts payable                 1,375,000          1,375         9,625                -                 -
Net Loss                                                  -              -             -         (252,026)
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 2000                      2,050,000          2,050        18,162         (257,312)                -

Net Loss                                                  -              -             -          (16,120)           (4,313)
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 2001                      2,050,000          2,050        18,162         (273,432)           (4,313)

June 24, 2002, Shares Issued for
   Services                                         300,007            300       225,959                -                 -

Net Loss                                                  -              -             -                -          (228,459)
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 2002                      2,350,007          2,350       244,121         (273,432)         (232,772)
                                           ---------------- -------------- ------------- ---------------- -----------------

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                                           Since April 7,
                                                    Common Stock              Paid-In        Retained           1997
                                                Shares        Par Value       Capital        Deficit          Inception
                                           ---------------- -------------- ------------- ---------------- -----------------
October 31, 2003, Stock issued for                  700,570 $          701 $     279,527 $              - $               -
   Conversion of debt

Net Loss                                                  -              -             -                -           (48,658)
                                           ---------------- -------------- ------------- ---------------- -----------------

Balance at December 31, 2003                      3,050,577 $        3,051 $     523,648 $       (273,432)$        (281,430)
                                           ================ ============== ============= ================ =================




























    The accompanying notes are an integral part of these financial statements

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                        December 31,                Development
                                                             -----------------------------------
                                                                   2003               2002             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                                      $         (48,658) $       (228,459)$         (281,430)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                                        176             1,640              3,088
      Common Stock Issued for Services                                       -           226,259            226,259
Changes in Operating Assets and Liabilities
   Increase (Decrease) in Accounts Payable                              15,135            (6,908)             8,227
                                                             -----------------  ---------------- ------------------
  Net Cash Used in operating activities                                (33,347)           (7,468)           (43,856)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                                        -                 -                  -
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from shareholders                                           33,347             5,382             43,115
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                               33,347             5,382             43,115
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  -            (2,086)              (741)
Cash and Cash Equivalents
  at Beginning of Period                                                     -             2,086                741
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $               -  $              - $                -
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and income taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $        280,228  $               - $          280,228



   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $555,000 for the period from April 7, 1997 (inception) to December 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (continued)

State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001, the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company. On January 16, 2003, the Company changed its name to Canglobe International, Inc.

Nature of Business

         The company has no products or services as of December 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue Recognition

         Revenue is recognized as services are performed.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

Foreign Currency Translation

         The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2003 and 2002, the Company owed $2,537 and $249,418, respectively, relating to these notes.

NOTE 5 - STOCK SPLIT

         On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 shares of restricted common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges,

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 5 - STOCK SPLIT (Continued)

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

         On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.