Form 10QSB
period 2004-03-31
CANGLOBE INTERNATIONAL INC
filed 2004-04-23
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 16, 2004 3,050,577

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,         December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------
Assets:
   Cash and cash equivalents                                         $               -  $                -
                                                                     -----------------  ------------------
      Total Current Assets                                                           -                   -
                                                                     -----------------  ------------------

Property and Equipment:
   Computer equipment                                                            4,664               4,664
   Furniture and equipment                                                         417                 417
                                                                     -----------------  ------------------
                                                                                 5,081               5,081
   Less accumulated depreciation                                                (5,081)             (5,081)
                                                                     -----------------  ------------------
      Net Property and Equipment                                                     -                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $               -  $                -
                                                                     =================  ==================

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable and accrued liabilities                          $          33,314  $           25,626
                                                                     -----------------  ------------------
      Total current liabilities                                                 33,314              25,626
   Due to shareholders                                                           5,960               2,537
                                                                     -----------------  ------------------
      Total liabilities                                                         39,274              28,163
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 3,050,577
    at March 31, 2004 and December 31, 2003                                      3,051               3,051
  Paid-In Capital                                                              523,648             523,648
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                        (292,541)           (281,430)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                                (39,274)            (28,163)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $               -  $                -
                                                                     =================  ==================

   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                For the Three Months Ended          Inception of
                                                                        March 31,                   Development
                                                          --------------------------------------
                                                                 2004               2003               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -
                                                          ------------------ ------------------- ------------------

Expenses:
   General and administrative                                         11,083               7,691            292,513
                                                          ------------------ ------------------- ------------------
      Total expenses                                                  11,083               7,691            292,513
                                                          ------------------ ------------------- ------------------

     Operating  Loss                                                 (11,083)             (7,691)          (292,513)

Other Expense:
    Interest Expense                                                     (28)                  -                (28)
                                                          ------------------ ------------------- ------------------

    Total Other Expense                                                  (28)                  -                (28)
                                                          ------------------ ------------------- ------------------

     Net Loss                                                        (11,111)             (7,691)          (292,541)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $                - $                 -
                                                          ================== ===================

Weighted Average Shares Outstanding                                3,050,577           2,350,007
                                                          ================== ===================











   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                 For the Three Months Ended         Inception of
                                                                          March 31,                 Development
                                                             -----------------------------------
                                                                   2004               2003             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                             -----------------  ---------------- ------------------
Net Loss for the Period                                      $         (11,111) $         (7,691)$         (292,541)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                           -                 -              3,088
     Common Stock Issued for Services                                        -                 -            226,259
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                             7,688             1,995             15,915
                                                             -----------------  ---------------- ------------------
Net Cash Used in operating activities                                   (3,423)           (5,696)           (47,279)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                      -                 -                  -
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from shareholders                                          3,423             5,696             46,538
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                                3,423             5,696             46,538
                                                             -----------------  ---------------- ------------------

Net (Decrease) Increase in Cash                                              -                 -               (741)
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $               -  $              - $                -
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and income taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $        280,228  $               - $          280,228



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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $566,000 for the period from April 7, 1997 (inception) to March 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Interim Financial Statements

         The unaudited financial statements as of March 31, 2004 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Nature of Business

         The company has no products or services as of March 31, 2004. The Company has been pursuing opportunities in the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2004 and 2003.

Foreign Currency Translation

         The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of March 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of March 31, 2004 and December 31, 2003, the Company owed $5,960 and $2,537 respectively, relating to these notes.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         For the quarter ended March 31, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The Company had no sales and sales revenues for the three months ended March 31, 2004 and 2003.

         The Company had no selling and marketing expenses for the three months ended March 31, 2004 and 2003. General and administrative expenses were $11,083 for the three months ended March 31, 2004 and $ 7,691 for the three months ended March 31, 2003.

         The Company recorded a net loss of $11,111 for the three months ended March 31, 2004 compared to a net loss of $7,691 for the same period in 2003.

Liquidity and Capital Resources

         The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings..

         During the next twelve months we believe that our current cash needs can be met by loans from our director, officers and stockholders based on understandings we have with these individuals. We may repay these loans and advancements on our behalf, or we may convert them into common stock. We do not, however, have any commitments from any of these individuals, in writing or otherwise, regarding any loans or advances.

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

Item 3. Controls and Procedures

The Company's President has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

         There have been no significant changes in the Company's internal controls or in other factors since the date of the President's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


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

                                           Canglobe International, Inc.


Date: April 16, 2004                           By: /s/ Heinz Leuders
                                               ----------------------------
                                               Heinz Leuders
                                               President and Director
                                              (Principal Executive Officer)



Date: April 20, 2004                           By: /s/ Charles Spooner
                                               ----------------------------
                                               Charles Spooner
                                               Director, Treasurer and Secretary
                                              (Principal Financial Officer)