Form 10QSB
period 2004-06-30
CANGLOBE INTERNATIONAL INC
filed 2004-08-05
CIK 1096295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One)

[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from __________ To __________

Commission file number 0-27737

Canglobe International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	77-0454856 (I.R.S. Employer Identification No.)

#206, 10458 Mayfield Road, Edmonton, AB, Canada T5P 4P4
(Address of Principal Executive Offices)

(780) 444-7133
(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: July 28, 2004 3,050,577

        Transitional Small Business Disclosure Format (check one). Yes      ; No   X

PART I

Item 1. Financial Statements

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$--	$--

Total Current Assets	--	--

Property and Equipment:
Computer equipment	4,664	4,664
Furniture and equipment	417	417

	5,081	5,081
Less accumulated depreciation	(5,081)	(5,081)

Net Property and Equipment	--	--

Total Assets	$--	$--

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$41,251	$25,626

Total current liabilities	41,251	25,626
Due to shareholders	6,020	2,537

Total liabilities	47,271	28,163

Stockholders' Equity:
Common Stock, Par value $.001, Authorized
100,000,000 shares, Issued 3,050,577
at June 30, 2004 and December 31, 2003	3,051	3,051
Paid-In Capital	523,648	523,648
Retained Deficit	(273,432)	(273,432)
Deficit Accumulated During the
Development Stage	(300,538)	(281,430)

Total Stockholders' Equity	(47,271)	(28,163)

Total Liabilities and Stockholders' Equity	$--	$--

        The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Since December 1, 2001 Inception of Development
	2004	2003	2004	2003	Stage
Revenues	$--	$--	$--	$--	$--

Expenses:
General and Administrative	7,937	22,999	19,021	30,690	300,451

Total Expenses	7,937	22,999	19,021	30,690	300,451

Operating Loss	(7,937)	(22,999)	(19,021)	(30,690)	(300,451)
Other Expense:
Interest Expense	(60)	--	(87)	--	(87)

Total Other Expense	(60)	--	(87)	--	(87)

Net Loss	$(7,997)	$(22,999)	$(19,108)	$(30,690)	$(300,538)

Loss per Share, Basic &
Diluted	$--	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	3,050,577	2,350,007	3,050,577	2,350,007

        The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		Cumulative Since December 1, 2001 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(19,108)	$(30,690)	$(300,538)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	--	--	3,088
Common Stock Issued for Services	--	--	226,259
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	15,625	(119)	23,852
Increase (Decrease) in Accrued Interest	87	--	87

Net Cash Used in operating activities	(3,396)	(30,809)	(47,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	--	--	--

Net cash provided by investing activities	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholders	3,396	30,809	46,511

Net Cash Provided by Financing Activities	3,396	30,809	46,511

Net (Decrease) Increase in Cash	--	--	(741)
Cash at Beginning of Period	--	--	741

Cash at End of Period	$--	$--	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$--	$--
Franchise and income taxes	$--	$--	$--
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note Payable Converted to Stock	$--	$--	$280,228

        The accompanying notes are an integral part of these financial statements.

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $574,000 for the period from April 7, 1997 (inception) to June 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

        The Company’s ability to survive will depend on numerous factors including, but not limited to, the Company’s receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Canglobe International, Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

        The unaudited financial statements as of June 30, 2004 and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001, the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002, the Company’s name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc.

Nature of Business

        The company has no products or services as of June 30, 2004. The Company has been pursuing opportunities in the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

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

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

        Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004 and 2003.

Foreign Currency Translation

        The Company’s primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

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

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

        Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Rate
Computer equipment Furniture and equipment	3 years 5 years

        Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 3 — COMMITMENTS

        As of June 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 — SHAREHOLDER ADVANCES

        Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2004 and December 31, 2003, the Company owed $6,020 and $2,537 respectively, relating to these notes.

NOTE 5 — STOCK SPLIT

        On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company’s common stock. As a result of the split, 999,000 shares were issued.

        On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 shares of restricted common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges,

CANGLOBE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 — STOCK SPLIT (Continued)

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

NOTE 6 — COMMON STOCK TRANSACTIONS

        On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

        On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

        On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date the Company changed it’s name to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. And the direction the Company is going. The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will concentrate on opportunities in the tire reclamation and rubber recycling industries.

Results of Operations

        From April 7, 1997 to July 9, 1999 the Company was an inactive corporation. From July 9, 1999 the Company was a development stage company and had not begun principal operations.

        For the quarter ended June 30, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

        The Company had no sales and sales revenues for the three and six months ended June 30, 2004 and 2003.

        The Company had no selling and marketing expenses for the three and six months ended June 30, 2004 and 2003. General and administrative expenses were $7,937 and $19,021 for the three and six months ended June 30, 2004 and $22,999 and $30,690 for the three and six months ended June 30, 2003.

        The Company recorded a net loss of $7,996 and $19,108 for the three and six months ended June 30, 2004 compared to a net loss of $22,999 and $30,690 for the same periods in 2003.

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

Government Regulations

        The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Item 3. Controls and Procedures

The Company’s President has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

        There have been no significant changes in the Company’s internal controls or in other factors since the date of the President’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)     The following exhibits are included as part of this report:

Exhibit Number	Title of Document
2.1 3.1 3.2 3.3 31.1 31.2 32.1 32.2	Change in Control Agreement dated January 15, 2001 (1)
Articles of Incorporation (2)
Amended Articles of Incorporation (2)
Bylaws (2)
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-QSB filed on May 21, 2001.

(2)	Incorporated by reference to the Registrant’s registration statement on Form 10-SB filed on October 20, 1999.

    (b)        Reports on Form 8-K filed.

        No reports on Form 8-K were filed during the prior quarter.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Canglobe International, Inc.

Date: July 30, 2004	By: /s/ Heinz Leuders Heinz Leuders President and Director (Principal Executive Officer)
Date: July 30,2004	By: /s/ Charles Spooner Charles Spooner Director, Treasurer and Secretary (Principal Financial Officer)