Form 10QSB
period 2004-09-30
CANGLOBE INTERNATIONAL INC
filed 2004-11-19
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 8, 2004 3,050,577


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                           2004                2003
                                                                     -----------------  ------------------
Assets:
   Cash and cash equivalents                                         $               -  $                -
                                                                     -----------------  ------------------
      Total Current Assets                                                           -                   -
                                                                     -----------------  ------------------

Property and Equipment:
   Computer equipment                                                            4,664               4,664
   Furniture and equipment                                                         417                 417
                                                                     -----------------  ------------------
                                                                                 5,081               5,081
   Less accumulated depreciation                                                (5,081)             (5,081)
                                                                     -----------------  ------------------
      Net Property and Equipment                                                     -                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $               -  $                -
                                                                     =================  ==================

Liabilities and Shareholders' Equity

Liabilities:
   Accounts payable and accrued liabilities                          $          82,426  $           25,626
   Due to shareholders                                                           7,954               2,537
                                                                     -----------------  ------------------

      Total Liabilities                                                         90,380              28,163
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 3,050,577
    at September 30, 2004 and December 31, 2003                                  3,051               3,051
  Paid-In Capital                                                              523,648             523,648
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                        (343,647)           (281,430)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                                (90,380)            (28,163)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $               -  $                -
                                                                     =================  ==================

   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            December 1,
                                                                                                               2001
                                      For the Three Months Ended          For the Nine Months Ended        Inception of
                                             September 30,                      September 30,               Development
                                   ---------------------------------  ----------------------------------
                                         2004             2003              2004             2003              Stage
                                   ---------------- ----------------  ---------------- ----------------- -----------------
Revenues                           $              - $              -  $              - $               - $               -
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Expenses:
General and Administrative                   43,031            8,199            62,051            38,889           343,481
                                   ---------------- ----------------  ---------------- ----------------- -----------------
      Total Expenses                         43,031            8,199            62,051            38,889           343,481
                                   ---------------- ----------------  ---------------- ----------------- -----------------

     Operating  Loss                        (43,031)          (8,199)          (62,051)          (38,889)         (343,481)

Other Expense:
Interest Expense                                (79)               -              (166)                -              (166)
                                   ---------------- ----------------  ---------------- ----------------- -----------------

    Total Other Expense                         (79)               -              (166)                -              (166)
                                   ---------------- ----------------  ---------------- ----------------- -----------------

     Net Loss                      $        (43,110)$         (8,199) $        (62,217)$         (38,889)$        (343,647)
                                   ================ ================  ================ ================= =================

Loss per Share, Basic &
Diluted                            $         (0.01) $              -  $         (0.02) $          (0.02)
                                   ================ ================  ================ =================

Weighted Average Shares
Outstanding                               3,050,577        2,350,007         3,050,577         2,350,007
                                   ================ ================  ================ =================









   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                        September 30,               Development
                                                             -----------------------------------
                                                                   2004               2003             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss for the Period                                      $         (62,217) $        (38,889)$         (343,647)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                           -                 -              3,088
     Common Stock Issued for Services                                        -                 -            226,259
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                            56,800             5,968             65,027
     Increase (Decrease) in Accrued Interest                                79                 -                166
                                                             -----------------  ---------------- ------------------
Net Cash Used in operating activities                                   (5,338)          (32,921)           (49,107)
                                                             -----------------  ---------------- ------------------

                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                             -----------------  ---------------- ------------------
     Purchase of property and equipment                                      -                 -                  -
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------

                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                             -----------------  ---------------- ------------------
     Proceeds from shareholders                                          5,338            32,921             48,366
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                                5,338            32,921             48,366
                                                             -----------------  ---------------- ------------------

Net (Decrease) Increase in Cash                                              -                 -               (741)
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $               -  $              - $                -
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             =================  ================ ==================
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and income taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $               - $               - $         280,228



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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $617,000 for the period from April 7, 1997 (inception) to September 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Interim Financial Statements

         The unaudited financial statements as of September 30, 2004 and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         The company has no products or services as of September 30, 2004. The Company has been pursuing opportunities in the tire recycling and rubber reclamation industry, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. Canglobe Development has a patented process of devulcanizing rubber and reactivating the crumb rubber resulting from the majority of tire shredding activities.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2004 and 2003.

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

NOTE 3 - COMMITMENTS

         As of September 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2004 and December 31, 2003, the Company owed $7,954 and $2,537 respectively, relating to these notes.

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

         For the quarter ended September 30, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The Company had no sales and sales revenues for the three and nine months ended September 30, 2004 and 2003.

         The Company had no selling and marketing expenses for the three and nine months ended September 30, 2004 and 2003. General and administrative expenses were $43,031 and $62,051 for the three and nine months ended September 30, 2004 and $8,199 and $38,889 for the three and nine months ended September 30, 2003.

         The Company recorded a net loss of $43,110 and $62,217 for the three and nine months ended September 30, 2004 compared to a net loss of $8,199 and $38,889 for the same periods in 2003.

Liquidity and Capital Resources

         The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings.

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

                                           CANGLOBE INTERNATIONAL, INC.


Date: November 15, 2004              By: /s/ Heinz Leuders
                                       -----------------------------------------
                                       Heinz Leuders
                                       President and Director
                                       (Principal Executive Officer)



Date: November 15, 2004              By: /s/ Charles Spooner
                                       -----------------------------------------
                                       Charles Spooner
                                       Director, Treasurer and Secretary
                                       (Principal Financial Officer)