Form 10KSB
period 2004-12-31
CANGLOBE INTERNATIONAL INC
filed 2005-03-24
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-27737

                          CANGLOBE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          Nevada                                                  77-0454856
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

            #2440, 10303 Jasper Avenue, Edmonton, AB, Canada T5J 3N6
               (Address of principal executive offices) (Zip code)


Issuer's telephone number                      (780) 428-6002
                                              ----------------

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

         State issuer's revenues for its most recent fiscal year.      $ 0
                                                                       -----

         As of December 31, 2004, there were 18,303,462 shares of the Registrant's common stock, par value $0.001, issued and outstanding. The amount of shares has been adjusted to reflect the six to one stock split enacted on February 24, 2005. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of December 31, 2004 was $497,254.

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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X

TABLE OF CONTENTS


Item Number and
Caption                                                                                                        Page
                                                                                                               -----

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................7

Item 3.           Legal Proceedings...............................................................................7

Item 4.           Submission of Matters to a Vote of Security Holders.............................................7


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................9

Item 7.           Financial Statements...........................................................................12

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

Item 10. Executive Compensation..................................................................................15

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................16

Item 12. Certain Relationships and Related Transactions..........................................................16

Item 13. Exhibits and Reports on Form 8-K........................................................................16

Item 14.          Controls and Procedures........................................................................18

Item 15. Principal Accountant Fees and Services..................................................................18

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

         Beginning in late 2001 and continuing through early 2002, we, the Company, entered into a series of transactions culminating into the natural resources business environment. As well on the same date the Company changed its name to Red Butte Energy, Inc. The Company formerly was an Internet destination providing community, content and commerce for the sportbike and motorcycle enthusiast. The eSportbike.com website was a location where individuals, could create their own websites, publish pictures of their bikes, share information, communicate, shop and discover meaningful, relevant content targeted to their specific interests. The Company discontinued this activity during the fourth quarter of 2001.

         On April 18, 2002, the Company entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin and adjacent properties in McBrien Twp., Ontario, Canada. The Company ultimately abandoned that project when the claims did not contain the estimated resources.

         On October 22, 2002, the Company, based upon licensed technology available from its largest shareholder, Canglobe Development, Inc. (a patented process of devulcanizing rubber and activating the crumb rubber from shredded tires) reviewed the prospects of entering this industry but abandoned this on December 17, 2004.

         On March 19, 2002, the Company amended our Articles of Incorporation to change our name from "eSportbike.com, Inc." to "Red Butte Energy, Inc." The purpose of this amendment was to reflect the scope and type of our business activities. At the same time, the Company effected a reduction in our outstanding capitalization by effecting a "reverse split" pursuant to which the Company issued one share of our common stock in exchange for every eight (8) outstanding shares of our common stock. As a result of the reverse split, the number of issued and outstanding shares of our common stock was reduced from 16,400,000 shares to 2,050,000 shares. The rights and preferences of our common stock were not modified or amended in connection with the reverse split and the Company's trading symbol was changed to "RDBT." On January 16, 2003, the Company again changed its name from Red Butte to Canglobe International, Inc. and the trading symbol changed to "CGLB" and on February 24, 2005 to "CGLO".

         During the period covered by this report, the Company conducted only minimal business operations, the Company engaged in no mineral research activities or related development and did not expend any amounts on mineral research or exploration. The Company currently has no employees. Certain administrative services relating to our minimal maintenance operations were provided by employees of our majority shareholders.

HISTORY

         The Company was organized as Morenci Corp., a Nevada Corporation, for the purpose of creating a corporate vehicle to seek, investigate and, where appropriate, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         Morenci was incorporated on April 7, 1997 and was formed specifically to be a "clean public shell" for the purpose of either merging with or acquiring an operating company. The Company ceased all activities from October 29, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a certificate of renewal from the State of Nevada. On March 2, 2000, the Company entered into an agreement whereby the Company, in a reverse merger, purchased the assets of eSportbike.com, Inc. The Company also changed its name to eSportbike.com, Inc. From March 2, 2000 to October 2001, the Company operated an internet web site in the sport bike industry. On March 19, 2002, the Company changed its name to Red Butte Energy, Inc. On January 16, 2003, the Company again changed its name from Red Butte to Cangloble International, Inc.

         The Company's authorized capital is 100,000,000 shares of common stock, par value $0.001 per share. It is quoted and traded from time to time on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "CGLO."

         The executive offices of the Company are located at #2440, 10303 Jasper Avenue, Edmonton, AB, Canada T5J 3N6. Its telephone number is (780) 428-6002.

OPERATING LOSSES

         The Company has incurred net losses of approximately $239,000 and $49,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operations during 2004 and 2003, and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during 2005. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

COMPETITION

         The Company faces competition from a wide variety of companies, many of which may have substantially greater financial, marketing and technological resources.

EMPLOYEES

         As of December 31, 2004, the Company had no employees.

                         ITEM 2. DESCRIPTION OF PROPERTY


         Since 1997 through 2004, all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                  Since December 2004, the Company has been using office space provided by a major shareholder, on a gratis basis.

                            ITEM 3. LEGAL PROCEEDINGS



         Not Applicable.

                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         No matters were subject to a vote of security holders during the year 2004.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded from time to time on the NASD's OTC Bulletin Board under the symbol "CGLO" (prior to February 24, 2005 it was traded under the symbol "CGLB". The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                   2004                           HIGH                LOW
 First Quarter                                  $0.90               $0.65
 Second Quarter                                 $1.01               $0.60
 Third Quarter                                  $1.15               $0.40
 Fourth Quarter                                 $0.70               $0.51

                   2003
 First Quarter                                  $0.80               $0.21
 Second Quarter                                 $0.45               $0.15
 Third Quarter                                  $0.80               $0.31
 Fourth Quarter                                 $0.80               $0.60

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2004 was approximately 16.

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

         On February 23, 2000, 800,000 shares were returned to the treasury and the shares were canceled, resulting in 200,000 remaining shares outstanding.

         On February 23, 2000, the Company declared a forward split 27 to 1, resulting in a total of 5,400,000 shares outstanding.

         On March 20, 2000, the Company issued 11,000,000 shares of the Company's common stock to officers and directors.

                  On March 5, 2002, the Company issued 300,000 shares to consultants in exchange for services rendered, and subsequently registered these shares on Form S-8 on June 18, 2002.

         On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.

         On January 21, 2005, the Board of Directors approved a 6 to 1 stock split of the Company's common stock, effective February 24, 2004. The stock split increased the number of outstanding common shares from 3,050,577 to 18,303,462 as of December 31, 2004. All references to the Company's common stock in the financial statements have been restated to reflect the stock split.

         On January 29, 2005, the board of directors approved a settlement agreement where $247,858 indebtedness was settled as convertible promissory notes. On February 2, 2005, these convertible promissory notes were converted into 26,987,568 shares of common stock.

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

         On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. As well on the same date, the Company changed its name to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. and the direction the Company is going. The Company will not proceed with the development of any software business in Asia. Similarly, the Company has decided not to operate any web based business related to sportbikes or any other products. The Company will not proceed on opportunities in the tire reclamation and rubber recycling industries.

RESULTS OF OPERATIONS

         The Company reported net losses of $238,941 and $48,658 for the years ended December 31, 2004 and 2003, respectively, which were due to general and administrative expenses incurred by the Company. The most significant increase was due to $223,108 paid in consulting during 1994. From December 1, 2001, the Company was a development stage company and had not begun principal operations.

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

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

                          ITEM 7. FINANCIAL STATEMENTS


         The financial statements of the Company and supplementary data are included beginning immediately preceeding the signature page to this report. See
Item 13. for a list of the financial statements and financial statement schedules included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.



                                    PART III

               ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. On October 22, 2002, when Canglobe Development acquired 1,250,000 shares of the Company's common stock from Sinoray Technology, Chris Stewart was appointed to the Board of Directors, and Xue Ming Liang resigned. On January 30, 2003, three additional directors were appointed; Veronica Norris, Dr. Willi Neumann and Harry McKinders. Chris Stewart resigned on March 3, 2002, leaving the board with four members until March 2003, when Heinz Leuders was appointed President and Director of the Company.

         On November 15, 2004, Heinz Leuders, Harry McKinders, and Charles Spooner resigned as officers and directors. Appointed as directors were David Alexander, James Baker and Donald Getty. On March 1, 2005, Donald Sampson was appointed as a director.

         The following table sets forth the name, age, and position of each executive officer and director of the Company:


DIRECTOR'S   NAME                  AGE                     OFFICE                           TERM EXPIRES
--------------------------------------------------------------------------------------------------------------------
Donald Getty                       71                Chairman/Director                   next annual meeting
James Baker                        56                President/Director                  next annual meeting
David Alexander                    54         Chief Financial Officer/Director           next annual meeting
Donald Sampson                     54                     Director                       next annual meeting

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

         Mr. Donald Getty was appointed as Chairman and a director of the Company on December 17, 2004. Mr. Getty earned his Business Administration degree from the University of Western Ontario with honours in 1954. In 1955, he started a ten-year career as quarterback of the Edmonton Eskimos before starting his public career as an MLA in 1967. His positions with the Alberta government included two terms as Premier of Alberta, the position of Energy Minister and the position of Minister of Federal and Intergovernmental Affairs. In his business career, Mr. Getty has served on the boards of distinguished companies such as the Royal Bank of Canada, Nova Company, Genstar Company and Interprovincial Pipe and Steel Corp. In recent years, Mr. Getty has been awarded many honours, including an appointment as an Officer of the Order of Canada, an honorary doctorate from the University of Lethbridge and is a member of the Alberta Order of Excellence.

         Mr. James Baker has been appointed President and Director. Mr. Baker was awarded a Masters in Business Administration from Queen's University in 1974 and a Bachelor of Engineering Degree from the Nova Scotia Tech (Dalhousie) University in 1970. He is an investment consultant and prior thereto between 1997 and October 2002, he was an investment advisor with a national investment dealer which is a member of the Investment Dealers' Association of Canada. Prior thereto between 1988 and 1997 he was President of Projex Corp Ltd., a project management company.

         Mr. David Alexander has been appointed Director and Chief Financial Officer and Secretary. Mr. Alexander earned his Chartered Accountancy in 1978 and his bachelor's degree in Commerce at the University of British Columbia in 1974. Mr. Alexander has been a management consultant for the last ten years working with several public companies including Security Biometrics, Inc., Nostrad Telecommunications, Inc., Central Minera Corp., Pinewood Resources Ltd., and Zaruma Resources Ltd.

         Mr. Donald Sampson earned his engineering degree at the University of Michigan in 1976. Subsequently, he commenced a 30 year career in mining, post consumer plastics recycling, and medical waste treatment. In 1999, Mr. Sampson sold his interest in a medical waste treatment business to Stericycle Inc., the largest medical waste treatment centre in the world. During his five years with Stericycle, Mr. Sampson, became VP-International Business Development and Engineering. Mr. Sampson successfully completed over $100 million worth of projects in Brazil, Argentina, South Africa, Japan, and Australia. His responsibilities encompassed finding suitable joint venture partners, negotiating agreements, project management, engineering, equipment procurement, construction, start-up, and ongoing technical support for the various joint venture medical waste treatment companies around the world. Mr. Sampson is a senior member of the Instrument Society of America, and the Plastics Society of America.

CONFLICTS OF INTEREST

         Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

         Certain  conflicts  of interest  may exist  between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries which mean that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 18,303,642 shares of issued and outstanding common stock of the Company as of December 31, 2004 and information as to the ownership of the Company's stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


NAME AND ADDRESS                                  NATURE OF            SHARES
OF BENEFICIAL OWNERS/DIRECTORS                    OWNERSHIP            OWNED               PERCENT

Lavallee Financial Corporation                   common stock        11,703,420            63.94%
Suite 2440, 10303 Jasper Avenue
Edmonton, Alberta
Canada T5J 3N6
                                                                                           26.59%
Cede & Co.                                       common stock        4,861,104
PO Box 222
Bowling Green Station, NY 10274

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2004 and 2003, the Company owed $12,994 and $2,537, respectively, relating to these notes.

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

         Form 8-K was filed December 17, 2004.

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

                 ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

Service                                         2004                 2003
--------------------------------------------------------------------------
Audit Fees                                    $5,498               $3,532
Audit-Related Fees                                 -                    -
Tax Fees                                         143                  143
All Other Fees                                     -                    -
--------------------------------------------------------------------------
Total                                         $5,641               $3,675
==========================================================================

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

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee, is to pre-approve all audit and non-audit services provided ny the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                          CANGLOBE INTERNATIONAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2004 and 2003...............................................................................F - 3

Statements of Operations for the years ended
  December 31, 2004 and 2003 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2004...................................F - 4

Statement of Stockholders' Equity
  Since April 7, 1997 (inception) to December 31, 2004.....................................................F - 5

Statements of Cash Flows for the years ended  December 31, 2004 and 2003 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2004...................................F - 7

Notes to Financial Statements..............................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


Canglobe International, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheet of Canglobe International, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations and cash flows for the two years then ended and the cumulative since December 1, 2001 to December 31, 2004 and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canglobe International, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative since December 1, 2001 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a deficit in stockholders' equity as of December 31, 2004 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                     /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
February 15, 2005

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                                        December 31,
                                                            -------------------------------------
                                                                  2004                2003
                                                            -----------------   -----------------
Assets
   Cash and cash equivalents                                $               -   $               -
                                                            -----------------   -----------------
      Total Current Assets                                                  -                   -
                                                            -----------------   -----------------

Property and Equipment
   Computer equipment                                                       -               4,664
   Furniture and equipment                                                  -                 417
                                                            -----------------   -----------------
                                                                            -               5,081
   Less accumulated depreciation                                            -              (5,081)
                                                            -----------------   -----------------
      Net Property and Equipment                                            -                   -
                                                            -----------------   -----------------

      Total Assets                                          $               -   $               -
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities
   Accounts payable and accrued liabilities                 $         254,110   $          25,626
                                                            -----------------   -----------------
      Total current liabilities                                       254,110              25,626
Due to shareholders                                                    12,994               2,537
                                                            -----------------   -----------------
      Total liabilities                                               267,104              28,163
                                                            -----------------   -----------------

Stockholders' Equity
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 18,303,462
    at December 31, 2004 and 2003                                      18,303              18,303
  Paid-In Capital                                                     508,396             508,396
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                               (520,371)           (281,430)
                                                            -----------------   -----------------
     Total Stockholders' Equity                                      (267,104)            (28,163)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $               -   $               -
                                                            =================   =================


   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                          --------------------------------------
                                                                 2004               2003               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -

Expenses
   General and administrative                                        238,688              48,658            520,118
                                                          ------------------ ------------------- ------------------
      Total expenses                                                 238,688              48,658            520,118
                                                          ------------------ ------------------- ------------------

Other Income (Expense)
   Interest Expense                                                     (253)                  -               (253)

Net Loss                                                  $         (238,941)$           (48,658)$         (520,371)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $           (0.01) $                 -
                                                          ================== ===================

Weighted Average Shares Outstanding                               18,303,462          14,802,534
                                                          ================== ===================
















   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                    Since April 7,
                                                             Common Stock              Paid-In       Retained            1997
                                                        Shares         Par Value       Capital        Deficit          Inception
                                                    ---------------  -------------- ------------- ---------------  -----------------
Balance at April 7, 1997(inception)                               -  $            - $           - $             -  $               -

April 18, 1997 Issuance of  Stock
  for payment of accounts payable                           675,000             675         8,537               -                  -
Net Loss                                                          -               -             -          (1,100)                 -
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1997                                675,000             675         8,537          (1,100)                 -

Retroactive Adjustment for 6:1
Stock Split February 24, 2005                             3,375,000           3,375        (3,375)              -                  -
                                                    ---------------  -------------- ------------- ---------------  -----------------

Restated Balance at December 31, 1997                     4,050,000           4,050         5,162          (1,100)                 -

Net Loss                                                          -               -             -            (100)                 -
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1998                              4,050,000           4,050         5,162          (1,200)                 -

Net Loss                                                          -               -             -          (4,086)                 -
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1999                              4,050,000           4,050         5,162          (5,286)                 -

March 31, 2000 Issuance of Stock
  for payment of accounts payable                         8,250,000           8,250         2,750               -                  -
Net Loss                                                          -               -             -        (252,026)                 -
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2000                             12,300,000          12,300         7,912        (257,312)                 -

Net Loss                                                          -               -             -         (16,120)           (4,313)
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2001                             12,300,000          12,300         7,912        (273,432)           (4,313)

June 24, 2002, Shares Issued for
   Services                                               1,800,042           1,800       224,459               -                  -

Net Loss                                                          -               -             -               -          (228,459)
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2002                             14,100,042          14,100       232,371        (273,432)         (232,772)
                                                    ---------------  -------------- ------------- ---------------  -----------------

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                    Since April 7,
                                                             Common Stock              Paid-In       Retained            1997
                                                        Shares         Par Value       Capital        Deficit          Inception
                                                    ---------------  -------------- ------------- ---------------  -----------------
October 31, 2003, Stock issued for                        4,203,420  $        4,203 $     276,025 $             -  $               -
   Conversion of debt

Net Loss                                                          -               -             -                -          (48,658)
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2003                             18,303,462          18,303       508,396        (273,432)         (281,430)
                                                    ---------------  -------------- ------------- ---------------  -----------------

Net Loss                                                          -               -             -               -          (238,941)
                                                    ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2004                             18,303,462  $       18,303 $     508,396 $      (273,432) $       (520,371)
                                                    ===============  ============== ============= ===============  =================























    The accompanying notes are an integral part of these financial statements

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                        December 31,                Development
                                                             -----------------------------------
                                                                   2004               2003             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                                      $        (238,941) $        (48,658)$         (520,371)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                                          -               176              3,088
      Common Stock Issued for Services                                       -                 -            226,259
Changes in Operating Assets and Liabilities
   Increase (Decrease) in Accounts Payable                             228,484            15,135            236,711
                                                             -----------------  ---------------- ------------------
  Net Cash Used in operating activities                                (10,457)          (33,347)           (54,313)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                                        -                 -                  -
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from shareholder advances                                   10,457            33,347             53,572
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                               10,457            33,347             53,572
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  -                 -               (741)
Cash and Cash Equivalents
  at Beginning of Period                                                     -                 -                741
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $               -  $              - $                -
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and income taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $               -  $        280,228 $           280,228


   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $794,000 for the period from April 7, 1997 (inception) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Nature of Business

         The company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

         Subsequent to the name change and change of direction of the Company, it pursued opportunities in the tire recycling and rubber reclamation industry, which has subsequently been abandoned.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue Recognition

         Revenue is recognized as services are performed.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2004 and 2003.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

NOTE 3 - COMMITMENTS

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2004 and 2003, the Company owed $12,994 and $2,537, respectively, relating to these notes.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

NOTE 7 - SUBSEQUENT EVENTS

         On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement, the creditors received a convertible promissory note. The promissory note is due December 31, 2005 and carries a 10 percent interest rate. The promissory note is convertible on demand to common shares on the basis of 20 percent of the current market value of the shares.

         On  February  2,  2005,  the  creditors   converted  their  convertible
promissory notes into 26,987,568 shares of common stock.

                          CANGLOBE INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 7 - SUBSEQUENT EVENTS (Continued)

         On December 17, 2004, the Board of Directors approved a 6 to 1 stock split of the Company's common stock, effective February 24, 2005. The stock split increased the number of outstanding common shares from 3,050,577 to 18,303,462 as of December 31, 2004. All references to the Company's common stock in the financial statements have been restated to reflect the stock split.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    CANGLOBE INTERNATIONAL, INC.



Dated: March  24, 2005              By  /S/     James Baker
                                    ---------------------------------
                                            James Baker
                                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of March 2005.

Signatures                                   Title

/S/     James Baker
James Baker                                  President and Director
                                             (Principal Executive Officer)


/S/     David Alexander
David Alexander                              Director, Treasurer, Secretary
                                             (Principal Financial and Accounting
                                              Officer)


/S/     Donald Getty
Donald Getty                                 Director


/S/     Donald Sampson                       Director
----------------------
Donald Sampson