Form 10QSB
period 2005-03-31
CANGLOBE INTERNATIONAL INC
filed 2005-05-16
CIK 1096295

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended:  March 31, 2005

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

          For the transition period from to __________________________

                         Commission file number 0-27737

                          CANGLOBE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Nevada                                    77-0454856
    State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                    Identification No.)

            #2440, 10303 Jasper Avenue, Edmonton, AB, Canada T5J 3N6
               (Address of principal executive offices) (Zip code)

Issuer's telephone number:                               (780) 428-6002
                                                         --------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 12, 2005 - 45,273,030


         Transitional Small Business Disclosure Format (check one): Yes ___ NO X
                                                                               -

                                TABLE OF CONTENTS
ITEM NUMBER AND
CAPTION
PAGE

PART I.......................................................................3
   ITEM 1. FINANCIAL STATEMENTS..............................................3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......13
   ITEM 3. CONTROLS AND PROCEDURES..........................................14
PART II.....................................................................15
   ITEM 1. LEGAL PROCEEDINGS................................................15
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......15
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................15
   ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15
   ITEM 5. OTHER INFORMATION................................................15
   ITEM 6. EXHIBITS.........................................................15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                          CANGLOBE INTERNATIONAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                                  March 31      December 31
-------------------------------------------------------------- ------------------------------------
                                                                      2005              2004
---------------------------------------------------------- --- ------------ ---- ------------
ASSETS
Cash and Cash Equivalents                                  $         8,241  $            - -
---------------------------------------------------------- --- ------------ ---- ------------
Total Current Assets                                                 8,241               - -

Intangible Assets
  Licensing Rights                                                 100,000               - -
  Less Accumulated Amortization                                          -                 -
---------------------------------------------------------- --- ------------ ---- ------------
Total Intangible Assets                                            100,000               - -
---------------------------------------------------------- --- ------------ ---- ------------
TOTAL ASSETS                                               $       108,241  $            - -
========================================================== === ============ ==== ============

LIABILITES AND SHAREHOLDERS EQUITY

Current liabilities
  Accounts payable and accruals                            $        63,590  $        254,110
---------------------------------------------------------- --- ------------ ---- ------------

Total current liabilities                                           63,590           254,110
Due to shareholders                                                198,362            12,994
---------------------------------------------------------- --- ------------ ---- ------------

Total liabilities                                                  261,952           267,104
---------------------------------------------------------- --- ------------ ---- ------------

Minority Interest                                                      350                 -
---------------------------------------------------------- --- ------------ ---- ------------

Shareholders' equity
  Common Stock, par value $.001,
 Authorized : 100,000,000 shares,
    Issued:  45,273,030 at March 31, 2005 and
                 18,303,462 at December 31, 2004
    Par value                                                       45,273            18,303
    Paid-in capital                                                729,284           508,396
    Retained deficit                                             (273,432)         (273,432)
    Deficit accumulated during development stage                 (655,186)         (520,371)
---------------------------------------------------------- --- ------------ ---- ------------
Total shareholders' equity                                       (154,061)         (267,104)
---------------------------------------------------------- --- ------------ ---- ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           $       108,241    $          - -
========================================================== === ============ ==== ============


   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                               Since
                                                                                          December 1, 2001
                                                          For the quarter ended             Inception of
                                                                March 31,                   Development
                                                         2005               2004               Stage
------------------------------------------------- ------------------- ------------------ -------------------
Revenues                                          $              --   $             --   $              --

Expenses:
  General and administrative                                 134,815             11,083             654,933
------------------------------------------------- --- --------------- --- -------------- ---- --------------
Total expenses                                               134,815             11,083             654,933
------------------------------------------------- --- --------------- --- -------------- ---- --------------

Other income (expense)
   Interest expense                                              --                (28)               (253)
------------------------------------------------- --- --------------- --- -------------- ---- --------------

Net loss                                          $        (134,815)  $        (11,111)  $        (655,186)
================================================= === =============== === ============== ==== ==============

Loss per share, basic and diluted                 $           (0.00)  $          (0.00)
================================================= === =============== === ==============

Weighted average shares outstanding                       35,683,850         18,303,462
================================================= === =============== === ==============








   The accompanying notes are an integral part of these financial statements.

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                SINCE APRIL 7, 1997 (INCEPTION) TO MARCH 31, 2005
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                accumulated
                                                                                               since April 7,
                                    Common stock                    Paid-in        Retained           1997
                                    Shares        Par value         Capital        Deficit         Inception
----------------------------------- ------------- ------------- --- ----------- -- ------------- ---------------
Balance at April 7, 1997
(inception)                                  - -   $       - -   $         - -  $           - -   $         - -
April 18, 1997 stock issuance for
   conversion of debt                    675,000           675           8,537              - -             - -
Net loss - 1997                              - -           - -             - -          (1,100)             - -
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 1997               675,000           675           8,537          (1,100)             - -
Retroactive adjustment for 6:1
stock split February 24, 2005          3,375,000         3,375         (3,375)              - -             - -
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Restated balance, December 31,
1997                                   4,050,000         4,050           5,162          (1,100)             - -
Net loss - 1998                              - -           - -             - -            (100)             - -
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 1998             4,050,000         4,050           5,162          (1,200)             - -
Net loss - 1999                              - -           - -             - -          (4,086)             - -
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 1999             4,050,000         4,050           5,162          (5,286)             - -
March 31, 2000 stock issuance for
   conversion of debt                  8,250,000         8,250           2,750              - -             - -
Net loss - 2000                              - -           - -             - -        (252,026)             - -
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 2000            12,300,000        12,300           7,912        (257,312)             - -
Net loss - 2001                              - -           - -             - -         (16,120)         (4,313)
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 2001            12,300,000        12,300           7,912        (273,432)         (4,313)
June 24, 2002 stock issuance for
   services                            1,800,042         1,800         224,459              - -             - -
Net loss - 2002                              - -           - -             - -              - -       (228,459)
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 2002            14,100,042        14,100         232,371        (273,432)       (232,772)
October 31, 2003, stock issuance
   for conversion of debt              4,203,420         4,203         276,025              - -             - -
Net loss - 2003                              - -           - -             - -              - -        (48,658)
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 2003            18,303,462        18,303         508,396        (273,432)       (281,430)
Net loss - 2004                              - -           - -             - -              - -       (238,941)
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, December 31, 2004            18,303,462        18,303         508,396        (273,432)       (520,371)
February, 2, 2005, stock issuance
for conversion of debt                26,969,568        26,970         220,888              - -             - -
Net loss - Quarter ended    March
31 ,2005                                     - -           - -             - -              - -       (134,815)
----------------------------------- ------------- --- --------- --- ----------- -- ------------- --- -----------
Balance, March 31, 2005
(Unaudited)                         45,273,030    $     45,273   $     729,284  $     (273,432)   $   (655,186)
=================================== ============= === ========= === =========== == ============= === ===========







    The accompanying notes are an integral part of these financial statements

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Since
                                                                                          December 1, 2001
                                                          For the quarter ended             Inception of
                                                                March 31,                   Development
                                                         2005               2004               Stage
------------------------------------------------- ------------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                           $       (134,815 )  $        (11,111)  $        (655,186)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                              - -                - -               3,088
      Common stock issued for services                           - -                - -             226,259
Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable                 57,338              7,688             294,049
------------------------------------------------- --- --------------- --- -------------- ---- --------------
Net cash used in operating activities                       (77,477)            (3,423)           (131,790)
------------------------------------------------- --- --------------- --- -------------- ---- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                               - -                - -                 - -
Purchase of licensing rights                               (100,000)                - -           (100,000)
Interest in CW Remediation                                       350                - -                 350
------------------------------------------------- --- --------------- --- -------------- ---- --------------
Net cash used in investing activities                       (99,650)                - -            (99,650)
------------------------------------------------- --- --------------- --- -------------- ---- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholders                                   185,368              3,423             238,940
------------------------------------------------- --- --------------- --- -------------- ---- --------------
Net cash provided by financing activities                    185,368              3,423             238,940
------------------------------------------------- --- --------------- --- -------------- ---- --------------
Net (decrease) increase in cash and cash
   equivalents                                                 8,241                - -               7,500
Cash and cash equivalents at beginning of period
                                                                 - -                                    741
------------------------------------------------- --- --------------- --- --------------      --------------
Cash and cash equivalents at end of period        $            8,241  $             - -  $            8,241
================================================= === =============== === ==============      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                        $              - -  $             - -  $              - -
  Franchise and income taxes                      $              - -  $             - -  $              - -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note payable converted to stock                 $          247,858  $         280,228  $          528,086










   The accompanying notes are an integral part of these financial statements.



                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The unaudited financial statements as of March 31, 2005, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $929,000 for the period from April 7, 1997 (inception) to March 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS

The company has no products or services as of March 31, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

 Subsequent to the name change and change of direction of the Company, it pursued opportunities in the tire recycling and rubber reclamation industry which has subsequently been abandoned.

PRINCIPLES OF CONSOLIDATION

         The  consolidated  financial  statements  include  the  accounts  of CW
Remediation   Ltd.,   which  the  Company  has  a  50%  interest.   Intercompany
transactions have been eliminated.

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

LOSS PER SHARE

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation.

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

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

DEPRECIATION AND AMORTIZATION

Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

               Asset                            Rate
------------------------------------- --------------------------

Computer equipment                             3 years
Furniture and fixtures                         5 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

Intangible Assets consisted of the following at March 31, 2005:

Intangible Asset                    Amortization     Amortization Period

Licensing Rights                    $100,000         3 Years
Less accumulated amortization                   -
                                    -----------------

Total                                $100,000
                                     ========

NOTE 3 - COMMITMENTS

         As of March 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

NOTE 4 - SHAREHOLDER ADVANCES

 Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of March 31, 2005 and December 31, 2004, the Company owed $198,362 and $12,994, respectively, relating to these advances.

NOTE 5 - STOCK SPLIT

On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 shares of common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges, formerly the sole Officer and Director of the Company. The 800,000 shares were canceled immediately upon receipt. Also on February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 shares of common stock.

On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock splits.

On February 24, 2005, the Board of Directors approved a 6 to 1 stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

NOTE 6 - COMMON STOCK TRANSACTIONS

On June 24, 2002, the Company issued 1,800,042 shares of common stock for $226,259 in consulting services to be performed over a six month period.

On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 4,203,420 shares of restricted common stock.

On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10% interest rate. The promissory notes were convertible on demand to common shares on the basis of 20 percent of the current market value of the shares. On February 2, 2005 the creditors converted their convertible promissory notes into 26,969,568 shares of common stock.

NOTE 7 - ACQUISITIONS

As of March 31, 2005, the Company entered into a licensing agreement with Blue Ribbon Environmental Products, Inc. ("BREP") and Advanced Water and Research Development Inc. ("AWRD") of Spokane, Washington for $100,000. Under the terms of this licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation Ltd. ("CWR"), which is co-owned by the Company and Blue Ribbon Environmental Products, Inc.

                          CANGLOBE INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

On April 8, 2005, the Company negotiated to acquire the medical waste treatment facility at Beiseker, Alberta. Under terms of the Agreement the Company has made a $50,000 deposit, and, through a mortgage on the assets and take back financing from the vendor pay an additional $1,950,000. In addition the Company must pay 2,000,000 shares of common stock from treasury. The take back financing will be repaid at $100,000 per month commencing January 1, 2006. The acquisition is anticipated to close on May 31, 2005.

In order to facilitate upgrade to the Beiseker facility, the Company has negotiated from a company affiliated with its President, equipment valued at $500,000, through the issuance of 800,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the Form 10K SB filed for the year ended December 31, 2004, and other information regarding our financial performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


PLAN OF OPERATIONS

During the three months ended March 31, 2005, the Company has entered into two transactions. The first of these transactions is a licensing agreement with Blue Ribbon Environmental Products, Inc. ("BREP") and Advanced Water and Research Development Inc. ("AWRD") of Spokane, Washington for $100,000 on March 31, 2005. Under the terms of this licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation Ltd. ("CWR"), which is co-owned by the Company and BREP. The products and services offered by CWR include the following:

o Soil and water remediation. Techniques have been developed which remove salt, hydrocarbons and other contaminants from soil and water and improve In-situ Land-farm sites by speeding up the process (4 to 12 weeks) depending on size of site and degree of contamination while controlling the customers exposure;
o Use of specific strains of natural occurring microbes depending on makeup of contaminants at remediation site;
o Clean Water Resonator Technology which releases the bound-up oxygen in the water and accelerates the effectiveness of microbes;
o Water Clarifier that is capable of cleaning up to 3,000 gallons of water per minute.
o Cold Water Evaporator capable of cleaning by way of ambient temperature evaporation of up to 400 gallons of oil or gas well water per hour.

The Company has been successful in securing a test site for the implementation of this technology with a major Albertan oil and gas company and expects to commence remediation operation before the end of May 2005.

The second of these acquisitions is the acquisition of the assets medical waste treatment facilities of Cristallo Engineering Inc. located in Beiseker, Alberta. The initial option was accepted by both Companies on April 8, 2005. The transaction is expected to close on or before May 31, 2005. Under the terms of the option agreement, the Company must pay CAD$2,000,000 plus 2,000,000 shares of common stock. To date, a CAD$50,000 deposit has been made. The balance owed of CAD$1,950,000 will be financed by a mortgage on the land and the buildings located at Beiseker, Alberta by way of first mortgage CAD$1,000,000 to CAD$1,400,000 and the balance by way of vendor financing repayable at the rate of CAD$100,000 per month commencing January 1, 2006. A new Alberta company,

Beiseker Envirotech Inc. has been incorporated to own and operate the medical waste treatment facilities.

Prior to closing on the transaction to acquire the Beiseker plant, the Company has commenced upgrades which will increase the revenue earning potential of the plant. These improvements include the upgrading of the incinerator, installation of three auto-clave units, automated washing facilities, and improved product handling. These upgrades are expected to be completed by the May 31, 2005. The cost of these improvements is estimated to be approximately $600,000. The auto-clave units have been acquired through the issuance of 800,000 shares of common stock to an affiliate of the Company.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2005 ("Q1-05") AS COMPARED TO QUARTER ENDED MARCH 31, 2004 ("Q1-2004")

        The Company reported net losses of $134,815 and $11,111 for Q1-05 and Q1-04, respectively, which was due to general and administrative expenses incurred by the Company. The most significant increase was due to the Company becoming active in negotiating acquisitions. Of this $123,000 increase in loss, $55,000 was due to consulting fees and $62,000 was due to travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency of $56,049 as of March 31, 2005 as compared to a $254,110 working capital deficiency at December 31, 2004. This improvement is due to the conversion of $247,858 of debt to common shares of the Company.

          In order to finance the startup of the two acquisitions, the Company is relying on financing provided by its major shareholders. The amount owing to the shareholders has increased to $198,362 as of March 31, 2005 as compared to $12,994 as at December 31, 2004. The Company remains reliant for liquidity and capital resources through advances from its shareholders. The Company also may try to continue to finance its operations through borrowings and/or through the sale of shares.

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



 ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Financial Officer, of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's management, including its President and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures are effective. During the period ending March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received a convertible promissory note. The promissory note was due December 31, 2005 and carried a 10% interest rate. The promissory note was convertible on demand to common shares on the basis of 20 percent of the current market value of the shares. On February 2, 2005 the creditors converted their convertible promissory notes into 26,969,568 shares of common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS


Exhibit
Number            Title of Document

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

                                   SIGNATURES


Pursuant to the requirements Exchange Act, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                          CANGLOBE INTERNATIONAL, INC.

Dated: May 12,  2005

By: /s/ Donald Sampson
Donald Sampson
President and Director
(Principal Executive Officer

By: /s/ David Alexander
David Alexander
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)