Form 10QSB
period 2005-06-30
CANGLOBE INTERNATIONAL INC
filed 2005-08-15
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-27737

                          Globetech Environmental, Inc.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      77-0454856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

            #700-300 South Fourth Street, Las Vegas, NV, 89101
                    (Address of Principal Executive Offices)

                                 (702) 265-1984
                           (Issuer's telephone number)

                          Canglobe International, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 48,073,030


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                             June 30,          December 31,
                                               2005                2004
                                         -----------------  ------------------
Assets:
   Cash and Cash Equivalents             $           5,193  $                -
   Accounts Receivable                              45,399                   -
   Deposit                                       1,231,348                   -
   Prepaid Expenses                                 11,025                   -
                                         -----------------  ------------------

      Total Current Assets                       1,292,965                   -
                                         -----------------  ------------------

Property and Equipment:
   Plant Equipment                                 416,223                   -
   Furniture and Equipment                           5,063                   -
                                         -----------------  ------------------
                                                   421,286                   -
   Less Accumulated Depreciation                    (3,435)                  -
                                         -----------------  ------------------

      Net Property and Equipment                   417,851                   -
                                         -----------------  ------------------

Intangible Assets:
   Licensing Rights                                100,000                   -
                                         -----------------  ------------------
                                                   100,000                   -
   Less Accumulated Amortization                   (13,889)                  -
                                         -----------------  ------------------

     Total Intangible Assets                        86,111                   -
                                         -----------------  ------------------

      Total Assets                       $       1,796,927  $                -
                                         =================  ==================

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Liabilities and Shareholders' Equity

Liabilities:
   Accounts Payable and Accrued Liabilities                          $         326,894  $          254,110
   Deferred Revenue                                                             51,775                   -
   Due to Shareholders                                                          70,400              12,994
                                                                     -----------------  ------------------

     Total Current Liabilities                                                 449,069             267,104
                                                                     -----------------  ------------------

       Total Liabilities                                                       449,069             267,104
                                                                     -----------------  ------------------

Minority Interest                                                                 (650)                  -
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 48,073,030 at
    June 30, 2005 and 18,303,462 at December 31, 2004                           48,073              18,303
  Paid-In Capital                                                            2,374,342             508,396
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                        (800,475)           (520,371)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                              1,348,508            (267,104)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $       1,796,927  $                -
                                                                     =================  ==================












   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              December 1,
                                                                                                                  2001
                                         For the Three Months Ended          For the Six Months Ended         Inception of
                                                  June 30,                           June 30,                 Development
                                     ---------------------------------- ----------------------------------
                                           2005             2004              2005             2004              Stage
                                     ---------------- ----------------- ---------------- ----------------- ------------------
Revenues                             $         67,797 $               - $         67,797 $               - $           67,797
Costs of Sales                                 26,217                 -           26,217                 -             26,217
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Gross Profit                                   41,580                 -           41,580                 -             41,580

Expenses:
General and Administrative                    234,926             7,937          369,741            19,021            889,859
                                     ---------------- ----------------- ---------------- ----------------- ------------------
      Total Expenses                          234,926             7,937          369,741            19,021            889,859
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Operating  Loss                         (193,346)           (7,937)        (328,161)          (19,021)          (848,279)

Other Income (Expense):
Interest Expense                                    -               (60)        (247,858)              (87)          (248,111)
Currency Exchange                                 601                 -              601                 -                601
Forgiveness of Debt                           294,664                 -          294,664                 -            294,664
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Total Other Income (Expense)                  295,265               (60)          47,407               (87)            47,154
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Income before
Minority Interest                             101,919            (7,997)        (280,754)          (19,108)          (801,125)

Minority Interest                                 650                 -              650                 -                650
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Net Income (Loss)               $        102,569 $          (7,997)$       (280,104)$         (19,108)$         (800,475)
                                     ================ ================= ================ ================= ==================

Loss per Share, Basic &
Diluted                              $              - $               - $              - $               -
                                     ================ ================= ================ =================

Weighted Average Shares
Outstanding                                45,409,294        18,303,462       45,341,539        18,303,462
                                     ================ ================= ================ =================

   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Six Months Ended          Inception of
                                                                          June 30,                  Development
                                                             -----------------------------------
                                                                   2005               2004             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $        (280,104) $        (19,108)$         (800,475)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                      17,324                 -             20,412
     Common Stock Issued for Services                                        -                 -            226,259
     Deferred Revenue                                                   51,775                 -             51,775
     Minority Interest                                                    (650)                -               (650)
     Interest Expense from Beneficial Conversion                       247,858                 -            247,858
Changes in Operating Assets and Liabilities
     (Increase) Decrease in Account Receivable                         (45,399)                -            (45,399)
     (Increase) Decrease in Prepaid Expense                            (11,025)                -            (11,025)
     Increase (Decrease) in Accounts Payable                            72,784            15,625            309,495
     Increase (Decrease) in Accrued Interest                                 -                87                  -
                                                             -----------------  ---------------- ------------------
Net Cash Used in operating activities                                   52,563            (3,396)            (1,750)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment                             (1,373,428)                -         (1,373,428)
     Purchase of Licensing Rights                                     (100,000)                -           (100,000)
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                           (1,473,428)                -         (1,473,428)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Note Payable                                                    1,368,652                 -          1,368,652
     Proceeds from Shareholders                                         57,406             3,396            110,978
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                            1,426,058             3,396          1,479,630
                                                             -----------------  ---------------- ------------------

Net (Decrease) Increase in Cash                                          5,193                 -              4,452
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $           5,193  $              - $            5,193
                                                             =================  ================ ==================

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                  For the Six Months Ended         Inception of
                                                                          June 30,                  Development
                                                             ----------------------------------
                                                                   2005              2004              Stage
                                                             ----------------  ---------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -  $              - $                 -
  Franchise and income taxes                                 $              -  $              - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $        247,858  $              - $           528,086
Shares Issued to Acquire Equipment                           $        400,000  $              - $           400,000
Shares Issued to Acquire Company                             $      1,000,000  $              - $         1,000,000



















   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,074,000 for the period from April 7, 1997 (inception) to June 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Globetech Environmental, Inc. (formerly Canglobe International, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Financial Statements

         The unaudited financial statements as of June 30, 2005 and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001, the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. On January 16, 2003, the Company changed its name to Canglobe International, Inc. On August 12, 2005, the Company changed its name to Globetech Environmental, Inc.

         As of March 31, 2005, the Company entered into a licensing agreement with Blue Ribbon Environmental Products, Inc. (BREP) and Advanced Water and Research Development, Inc. (AWRD) of Spokane, Washington for $100,000. Under the terms of the licencing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation, Ltd.
(CWR), which is co-owned by the Company and BREP.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

         The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.) and Beiseker Envirotech, Inc., a wholly owned subsidiary, and CW Remediation, Ltd., which the Company has a 50 percent interest.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant inter-company accounts and transactions have been eliminated.

Nature of Business

         The Company has been pursuing opportunities in the medical waste treatment industry in Beiseker, Alberta, Canada. The Company intends on rebuilding the plants existing incinerator technology and other environmentally friendly technologies in the medical waste treatment industry.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization

         Fixed assets are stated at cost. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------

Plant Equipment                                             3 years
Furniture and Equipment                                   3-5 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

         The Company has adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting entities for the purpose of assessing potential future impairments for goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of SFAS 142.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization (continued)

Intangible assets consisted of the following at June 30, 2005:

                 Asset                         Amortization               Rate
---------------------------------------- ------------------------ ---------------------

Licensing Rights                         $                100,000               3 years
Less Accumulated Amortization                             (13,889)
                                         ------------------------

Total                                    $                 86,111
                                         ========================

Stock  Based  Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

NOTE 3 - COMMITMENTS

         As of June 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - DEPOSITS

         On April 8, 2005, the Company entered into an option to purchase agreement to acquire the medical waste treatment facility at Beiseker, Alberta, Canada. The agreement was originally scheduled to be completed on June 30, 2005, but the anticipated closing date has been extended by the vendor to August 29, 2005. Under terms of the agreement, the Company is to pay $1,400,000(Canadian) and 2,000,000 shares. The deposits represent the shares issued to date, as well as, cash deposits and payment of expenses on the property.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - DEPOSITS (Continued)

         The Company has managed the medical waste treatment facility since June 1, 2005.

NOTE 5 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2005 and December 31, 2004, the Company owed $70,400 and $12,994 respectively, relating to these notes.

NOTE 6 - DEFERRED REVENUE

         Deferred revenue represents income which has been billed but not earned. During the quarter, $51,775 was paid to the Company for the treatment of medical waste. As of June 30, 2005, the medical waste had not been destroyed.

NOTE 7 - STOCK SPLIT

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS

         On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

         On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.

         On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10 percent interest rate. The promissory notes were convertible on demand to common shares on the basis of 20 percent of the current market value of the shares. On February 2, 2005, the creditors converted their convertible promissory notes into 26,969,568 shares of common stock. On January 27, 2005, the fair market value of the stock was $0.35, therefore the fair market value of the stock was greater than the conversion price of $0.05, the Company has recognized interest expense of $247,858.

         On April 8, 2005, the Company negotiated to acquire the medical waste treatment facility at Beiseker, Alberta, Canada. Under terms of the agreement, the Company has made a $50,000 deposit, and through a mortgage on the assets and take back financing from the vendor, pay an additional $1,950,000. In addition, the Company issued 2,000,000 shares of common stock. The take back financing will be repaid at $100,000 per month commencing January 1, 2006.

         In order to facilitate upgrade to the Beiseker facility, the Company has negotiated from a company affiliate with its president, equipment valued at $400,000, through the issuance of 800,000 shares of common stock. On April 8, 2005, the fair market value of the stock was $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Form 10-KSB filed for the year ended December 31, 2004, and other information regarding our financial performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.

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

Plan of Operations

         During the six months ended June 30, 2005, the Company has entered into two transactions. The first of these transactions is a licensing agreement with Blue Ribbon Environmental Products, Inc. ("BREP") and Advanced Water and Research Development Inc. ("AWRD") of Spokane, Washington for $100,000 on March 31, 2005. Under the terms of this licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation Ltd. ("CWR"), which is co-owned by the Company and BREP. The products and services offered by CWR include the following:

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

         The Company has been successful in securing a test site for the implementation of this technology with a major Albertan oil and gas company.

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

         In February, 2005, the Company entered into an agreement with NCC LCC, whereby it would earn up to 50 percent of the Company by raising equity. The Company has informed NCC LCC that it would not be proceeding with this fund raising.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2005 AS COMPARED TO QUARTER ENDED JUNE 30, 2004

        The Company reported net income (loss) of $102,569 and ($7,997) for the three months ended June 30, 2005 and 2004, respectively, which was due to general and administrative expenses incurred by the Company. The most significant increase was due to the Company becoming active in negotiating acquisitions. Of this $111,000 increase in income, $294,664 was due to the forgiveness of debt.

Results of Operations

         The Company had sales revenues of $67,797 and $67,797 for the three and six months ended June 30, 2005 and no sales revenue for the same periods in 2004.

         The Company had no selling and marketing expenses for the three and six months ended June 30, 2005 and 2004. General and administrative expenses were $234,926 and $369,741 for the three and six months ended June 30, 2005 and $7,937 and $19,021 for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

         The Company has working capital of $843,896 as of June 30, 2005 as compared to a $267,104 working capital deficiency at December 31, 2004.

          In order to finance the startup of the two acquisitions, the Company is relying on financing provided by its major shareholders. The amount owing to the shareholders has increased to $70,400 as of June 30, 2005 as compared to $12,994 as at December 31, 2004. The Company remains reliant for liquidity and capital resources through advances from its shareholders. The Company also may try to continue to finance its operations through borrowing and/or through the sale of shares.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

         (b)      Reports on Form 8-K filed. Form 8-K filed April 29, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          GLOBETECH ENVIRONMENTAL, INC.


Date: August 15, 2005          By: /s/ Donald Sampson
                               ---------------------------------------------
                               Donald Sampson
                               President and Director
                               (Principal Executive Officer)



Date: August 15, 2005          By: /s/ David Alexander
                               ----------------------------------------------
                               David Alexander
                               Chief Financial Officer, Secretary and
                               Director
                               (Principal Financial Officer)