Form 10QSB
period 2005-09-30
CANGLOBE INTERNATIONAL INC
filed 2005-12-02
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

                #700-300 South Fourth Street, Las Vegas, NV 89101
                    (Address of Principal Executive Offices)

                                 (403) 261-2929
                           (Issuer's telephone number)

                          Canglobe International, Inc.
                          ----------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 48,073,030


Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Assets:
   Cash and Cash Equivalents                                         $               -  $                -
   Accounts Receivable                                                         116,821                   -
   Deposit                                                                   1,231,348                   -
   Prepaid Expenses                                                              5,784                   -
                                                                     -----------------  ------------------

      Total Current Assets                                                   1,353,953                   -
                                                                     -----------------  ------------------

Property and Equipment:
   Plant Equipment                                                             416,223                   -
   Furniture and Equipment                                                       5,063                   -
                                                                     -----------------  ------------------
                                                                               421,286                   -
   Less Accumulated Depreciation                                               (28,424)                  -
                                                                     -----------------  ------------------

      Net Property and Equipment                                               392,862                   -
                                                                     -----------------  ------------------

Intangible Assets:
   Licensing Rights                                                            100,000                   -
   Less Accumulated Amortization                                               (20,833)                  -
                                                                     -----------------  ------------------

     Total Intangible Assets                                                    79,167                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $       1,825,982  $                -
                                                                     =================  ==================

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Liabilities and Shareholders' Equity

Liabilities:
   Accounts Payable and Accrued Liabilities                          $         422,051  $          254,110
   Deferred Revenue                                                             51,775                   -
   Due to Shareholders                                                         219,600              12,994
                                                                     -----------------  ------------------

     Total Current Liabilities                                                 693,426             267,104
                                                                     -----------------  ------------------

       Total Liabilities                                                       693,426             267,104
                                                                     -----------------  ------------------

Minority Interest                                                               28,388                   -
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 48,073,030 at
    September 30, 2005 and 18,303,462 at
    December 31, 2004                                                           48,073              18,303
  Paid-In Capital                                                            2,374,342             508,396
  Currency Translation Adjustment                                             (198,135)                  -
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                        (846,680)           (520,371)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                              1,104,168            (267,104)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $       1,825,982  $                -
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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              December 1,
                                                                                                                  2001
                                         For the Three Months Ended         For the Nine Months Ended         Inception of
                                               September 30,                      September 30,               Development
                                     ---------------------------------- ----------------------------------
                                           2005             2004              2005             2004              Stage
                                     ---------------- ----------------- ---------------- ----------------- ------------------
Revenues                             $        222,006 $               - $        289,803 $               - $          289,803
Costs of Sales                                 68,623                 -           94,840                 -             94,840
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Gross Profit                                  153,383                 -          194,963                 -            194,963
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Expenses:
General and Administrative                    209,235            43,031          578,976            62,051          1,099,094
                                     ---------------- ----------------- ---------------- ----------------- ------------------
      Total Expenses                          209,235            43,031          578,976            62,051          1,099,094
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Operating  Loss                          (55,852)          (43,031)        (384,013)          (62,051)          (904,131)
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Other Income (Expense):
Interest Expense                                    -               (79)        (247,858)             (166)          (248,111)
Currency Exchange                                (886)                -             (285)                -               (285)
Forgiveness of Debt                                 -                 -          294,664                 -            294,664
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Total Other Income (Expense)                     (886)              (79)          46,521              (166)            46,268
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Income before
Minority Interest                             (56,738)          (43,110)        (337,492)          (62,217)          (857,863)

Minority Interest                              10,533                 -           11,183                 -             11,183
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Net Income (Loss)               $        (46,205)$         (43,110)$       (326,309)$         (62,217)$         (846,680)
                                     ================ ================= ================ ================= ==================

Loss per Share, Basic &
Diluted                              $              - $          (0.01) $         (0.01) $          (0.02)
                                     ================ ================= ================ =================

Weighted Average Shares
Outstanding                                48,073,030         3,050,577       46,262,040         3,050,577
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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                        September 30,               Development
                                                             -----------------------------------
                                                                   2005               2004             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $        (326,309) $        (62,217)$         (846,680)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                      51,120                 -             54,208
     Common Stock Issued for Services                                        -                 -            226,259
     Deferred Revenue                                                   49,745                 -             49,745
     Minority Interest                                                  11,183                 -             11,183
     Interest Expense from Beneficial Conversion                       247,858                 -            247,858
Changes in Operating Assets and Liabilities
     (Increase) Decrease in Account Receivable                         (99,023)                -            (99,023)
     (Increase) Decrease in Prepaid Expense                             (5,534)                -             (5,534)
     Increase (Decrease) in Accounts Payable                           167,941            56,800            404,652
     Increase (Decrease) in Accrued Interest                                 -                79                  -
                                                             -----------------  ---------------- ------------------
Net Cash Used in operating activities                                   96,981            (5,338)            42,668
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment                                (17,391)                -            (17,391)
     Deposit for Plant, Property and Equipment                        (189,011)                            (189,011)
     Purchase of Licensing Rights                                     (100,000)                -           (100,000)
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                             (306,402)                -           (306,402)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Shareholders                                        206,606             5,338            260,178
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                              206,606             5,338            260,178
                                                             -----------------  ---------------- ------------------

Net Effect of Foreign Currency Translation                               2,815                 -              2,815
                                                             -----------------  ---------------- ------------------

Net (Decrease) Increase in Cash                                              -                 -               (741)
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $               -  $              - $                -
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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                 For the Nine Months Ended         Inception of
                                                                       September 30,                Development
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $1,120,000 for the period from April 7, 1997 (inception) to September 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Financial Statements

         The unaudited financial statements as of September 30, 2005 and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         During March, 2005, the Company entered into a licensing agreement with Blue Ribbon Environmental Products, Inc. (BREP) and Advanced Water and Research Development, Inc. (AWRD) of Spokane, Washington for $100,000. Under the terms of the licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation, Ltd.
(CWR), which is co-owned by the Company and BREP. As of September 30, 2005, the Company has decided not to pursue the license agreement with BREP and AWRD at this time, but the Company reserves the right to purse this business in the future.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2005 and 2004.

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. Dollar. All elements of financial statements are translated using a current exchange rate. For assets and liabilities, the exchange rate at the balance sheet date is used. Stockholders' Equity is translated using the historical rate. For revenues, expenses, gains and losses the weighted average exchange rate for the period is used. Translation gains and losses are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in net income.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation and Amortization (continued)

         Intangible assets consisted of the following at September 30, 2005:


                 Asset               Amortization               Rate
------------------------------ ------------------------ ---------------------

Licensing Rights               $                100,000               3 years
Less Accumulated Amortization                   (20,833)
                               ------------------------

Total                          $                 79,167
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

NOTE 3 - COMMITMENTS

         As of September 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - DEPOSITS

         On April 8, 2005, the Company entered into an option to purchase agreement to acquire the medical waste treatment facility at Beiseker, Alberta, Canada. The agreement was originally scheduled to be completed on September 30, 2005, but the anticipated closing date has been extended to December 15, 2005. Under the terms of the option agreement, the Company must pay $612,625 (725,000 Canadian Dollar) cash on closing and $950,625 (1,125,000 Canadian Dollar) as a Vendor Take Back mortgage plus 2,000,000 shares of common stock. To date, a $189,011 (225,000 Canadian Dollar) cash deposit has been made and the Company has a commitment letter for the remaining $422,500 (500,000 Canadian Dollar) required to close. The deposits represent the shares issued to date, as well as, cash deposits and payment of expenses on the property.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - DEPOSITS (Continued)

         The Company has assumed operations of the medical waste treatment facility since June 1, 2005.

NOTE 5 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2005 and December 31, 2004, the Company owed $219,600 and $12,994 respectively, relating to these notes.

NOTE 6 - DEFERRED REVENUE

         Deferred revenue represents income which has been billed but not earned. During June, 2005, $51,775 was paid to the Company for the treatment of medical waste. As of September 30, 2005, $51,775 of the medical waste has not been destroyed.

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

         On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10 percent interest rate. The promissory notes were convertible on demand to common shares on the basis of 20 percent of the current market value of the shares. On February 2, 2005, the creditors converted their convertible promissory notes into 26,969,568 shares of common stock. On January 27, 2005, the fair market value of the stock was $0.35, therefore the fair market value of the stock was greater than the conversion price of $0.05, the Company has recognized interest expense of $247,858 in connection with this beneficial conversion.

         On April 8, 2005, the Company negotiated to acquire the medical waste treatment facility at Beiseker, Alberta, Canada. Under terms of the agreement, the Company is to pay $612,625 (725,000 Canadian Dollar) on closing and $950,625 (1,125,000 Canadian Dollar) as a Vendor Take Back mortgage and 2,000,000 shares.

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

Plan of Operations

         On March 31, 2005, the Company entered into a licensing agreement with Blue Ribbon Environmental Products, Inc. ("BREP") and Advanced Water and Research Development Inc. ("AWRD") of Spokane, Washington for $100,000. Under the terms of this licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation Ltd. ("CWR"), which is co-owned by the Company and BREP.

         The  Company  has  not  been   successful   in  marketing  any  of  the
technologies due to unsuccessful testing results and a lack of financing.

         The Board of Directors has instructed management to focus on closing the medical waste business and related technologies and to not pursue the license with BREP and AWRD at this time. The Company reserves the right to pursue this business in the future.

         The Company is in the process of acquiring the assets medical waste treatment facilities of Cristallo Engineering Inc. located in Beiseker, Alberta. The initial option was accepted by both Companies on April 8, 2005. Under the terms of the option agreement, the Company must pay $612,625 (725,000 Canadian Dollar) cash on closing and $950,625 (1,125,000 Canadian Dollar) as a Vendor Take Back mortgage plus 2,000,000 shares of common stock. To date, a $189,011 (225,000 Canadian Dollar) cash deposit has been made and the Company has a commitment letter for the remaining $422,500 (500,000 Canadian Dollar) required to close. A new Alberta company, Beiseker Envirotech Inc. has been incorporated to own and operate the medical waste treatment facilities.

         Prior to closing on the transaction to acquire the Beiseker plant, the Company has commenced upgrades which will increase the revenue earning potential of the plant. These improvements include the upgrading of the incinerator, installation of three auto-clave units, automated washing facilities, and improved product handling. The cost of these improvements is estimated to be approximately $300,000. The auto-clave units have been acquired through the issuance of 800,000 shares of common stock to an affiliate of the Company.

         In February, 2005, the Company entered into an agreement with NCC LCC, whereby it would earn up to 50 percent of the Company by raising equity. The Company has informed NCC LCC that it would not be proceeding with this fund raising.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

        The Company reported net income (loss) of ($46,205) and ($43,110) for the three months ended September 30, 2005 and 2004, respectively, which was due to general and administrative expenses incurred by the Company. The most significant increase was due to the Company becoming active in negotiating acquisitions.

Results of Operations

         The Company began operation the Beiseker Waste Treatment facility on June 1, 2005, pursuant to the provisions of the Purchase and Sale Agreement with Cristallo Holdings, Inc. This initial operating period enabled the Company to assess the strengths and deficiencies of the existing operations in preparation for ultimate closing.

         The Company had sales revenues of $222,006 and $289,803 for the three and nine months ended September 30, 2005 and no sales revenue for the same periods in 2004. Costs of sales were $68,623 and $94,840 for the three and nine months ended September 30, 2005 and no cost of sales for the same periods in 2004.

         The Company had no selling and marketing expenses for the three and nine months ended September 30, 2005 and 2004. General and administrative expenses were $209,235 and $578,976 for the three and nine months ended September 30, 2005 and $43,031 and $62,051 for the three and nine months ended September 30, 2004. General and administrative expenses increased by $166,204 and $516,925 for the three and nine month comparative periods, respectively. This is largely due to the Company becoming active, negotiating transactions and commencing operations in the Beiseker Waste Treatment facility. The majority of the general and administrative expenses relate to $229,465 in consulting and $89,200 in travel expenses for the nine months ended September 30, 2005.

Liquidity and Capital Resources

         The Company has working capital of $660,527 as of September 30, 2005 as compared to a $267,104 working capital deficiency at December 31, 2004.

          In order to finance the startup of the two acquisitions, the Company is relying on financing provided by its major sha reholders. The amount owing to the shareholders has increased to $219,600 as of September 30, 2005 as compared to $12,994 as at December 31, 2004. The Company remains reliant for liquidity and capital resources through advances from its shareholders. The Company also may try to continue to finance its operations through borrowing and/or through the sale of shares.

Critical Accounting Policies

Revenue Recognition

         Revenue is earned on the treatment of waste and is recognized when the services are performed. Deferred revenue represents income from waste received which has been billed but not destroyed. Unearned revenues are reported on the balance sheet as deferred revenue.

Accounts Receivable

         We are required to estimate the collectibility of out trade receivables. A considerable amount of judgement is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment or in the particular circumstances of individual customers. We assess the recoverability of accounts receivable by performing specific account review of significant customer accounts and applying general reserve percentages (based on historical collection experience) to the remaining population of customer accounts.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  CHANGES IN SECURITIES

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

On August 19, 2005, James Baker resigned as Director of the Company. And on September 9, 2005, David Alexander resigned as Chief Financial Officer and Secretary and Director. Theodor Hennig replaced David Alexander as Chief Financial Officer and Secretary and Director for the Company on September 25, 2005.

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

         (b)      Reports on Form 8-K filed. Form 8-K filed October 4, 2005

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          GLOBETECH ENVIRONMENTAL, INC.


Date: November 30, 2005         By: /s/ Donald Sampson
                                ---------------------------------------------
                                Donald Sampson
                                President and Director
                                (Principal Executive Officer)



Date: November 30, 2005         By: /s/ Theodor Hennig
                                ---------------------------------------------
                                Theodor Hennig
                                Chief Financial Officer, Secretary and
                                Director
                                (Principal Financial Officer)