Form 10QSB/A
period 2005-06-30
CANGLOBE INTERNATIONAL INC
filed 2006-04-24
CIK 1096295

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,   as  of  the  latest   practical   date:   June  30,  2005   48,073,030

Transitional Small Business Disclosure Format (check one). Yes [ ] ; No [X]

                                Explanatory Note


We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005 to corrects the error of presenting the financial statements as consolidated. We have restated our balance sheet at June 30, 2005, and statements of income, and cash flows for the three and six months ended June 30, 2005. The restatement corrects the error of presenting the financial statements as consolidated. The Company's acquisition plan was never finalized and was eventually rescinded, therefore all costs related to the plan of acquisition have been expensed and the financials are not consolidated. The impact of the restatement on net loss is $1,926,836 net of tax for the six months ended June 30, 2005.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 15, 2005, the filing date of our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                    Restated
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Assets:
   Cash and Cash Equivalents                                         $           4,990  $                -
                                                                     -----------------  ------------------

      Total Current Assets                                                       4,990                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $           4,990  $                -
                                                                     =================  ==================



Liabilities and Shareholders' Equity

Liabilities:
   Accounts Payable and Accrued Liabilities                          $         188,620  $          254,110
   Due to Shareholders                                                         394,699              12,994
                                                                     -----------------  ------------------

     Total Current Liabilities                                                 583,319             267,104
                                                                     -----------------  ------------------

       Total Liabilities                                                       583,319             267,104
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 48,073,030 at
    June 30, 2005 and 18,303,462 at December 31, 2004                           48,073              18,303
  Paid-In Capital                                                            2,374,342             508,396
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                      (2,727,312)           (520,371)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                               (578,329)           (267,104)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $           4,990  $                -
                                                                     =================  ==================

   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    Restated
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              December 1,
                                                                                                                  2001
                                         For the Three Months Ended          For the Six Months Ended         Inception of
                                                  June 30,                           June 30,                 Development
                                     ---------------------------------- ----------------------------------
                                           2005             2004              2005             2004              Stage
                                     ---------------- ----------------- ---------------- ----------------- ------------------
Revenues                             $              - $               - $              - $               - $                -
Costs of Sales                                      -                 -                -                 -                  -
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Gross Profit                                        -                 -                -                 -                  -
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Expenses:
Consulting                                     93,753                 -          151,220                 -            151,220
General and Administrative                     87,704             7,937          165,005            19,021            685,124
                                     ---------------- ----------------- ---------------- ----------------- ------------------
      Total Expenses                          181,457             7,937          316,225            19,021            836,344
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Operating  Loss                         (181,457)           (7,937)        (316,225)          (19,021)          (836,344)
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Other Income (Expense):
Interest Expense                                    -               (60)        (247,858)              (87)          (248,111)
Currency Exchange                                (688)                -             (735)                -               (735)
Write-Down of Assets                         (400,000)                -         (400,000)                -           (400,000)
Write-Down of License Rights                 (101,276)                -         (101,276)                -           (101,276)
Loss on Investment                         (1,435,510)                -       (1,435,510)                -         (1,435,510)
Forgiveness of Debt                           294,664                 -          294,664                 -            294,664
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Total Other Income (Expense)               (1,642,810)              (60)      (1,890,715)              (87)        (1,890,968)
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Net Income (Loss)               $     (1,824,267)$          (7,997)$     (2,206,940)$         (19,108)$       (2,727,312)
                                     ================ ================= ================ ================= ==================

Loss per Share, Basic &
Diluted                              $         (0.04) $               - $         (0.05) $               -
                                     ================ ================= ================ =================

Weighted Average Shares
Outstanding                                45,409,294        18,303,462       45,341,539        18,303,462
                                     ================ ================= ================ =================

   The accompanying notes are an integral part of these financial statements.

                                           GLOBETECH ENVIRONMENTAL, INC.
                                      (Formerly Canglobe International, Inc.)
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                     Restated
                                                    (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Six Months Ended          Inception of
                                                                          June 30,                  Development
                                                             -----------------------------------
                                                                   2005               2004             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $      (2,206,940) $        (19,108)$       (2,727,312)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                           -                 -              3,088
     Common Stock Issued for Services                                        -                 -            226,259
     Write-Down of Assets                                              400,000                 -            400,000
     Write-Down of Licensing Rights                                    101,276                 -            101,276
     Interest Expense from Beneficial Conversion                       247,858                 -            247,858
     Loss on Investment                                              1,435,510                            1,435,510
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                           (65,490)           15,625            171,222
     Increase (Decrease) in Accrued Interest                                 -                87                  -
                                                             -----------------  ---------------- ------------------
Net Cash Used in operating activities                                  (87,786)           (3,396)          (142,099)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Shareholders                                         92,776             3,396            146,348
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                               92,776             3,396            146,348
                                                             -----------------  ---------------- ------------------

Net (Decrease) Increase in Cash                                          4,990                 -              4,249
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $           4,990  $              - $            4,990
                                                             =================  ================ ==================

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Restated
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                  For the Six Months Ended         Inception of
                                                                          June 30,                  Development
                                                             ----------------------------------
                                                                   2005              2004              Stage
                                                             ----------------  ---------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -  $              - $                 -
  Franchise and income taxes                                 $              -  $              - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock - Note 5                     $        247,858  $              - $           528,086
Shares Issued to Acquire Equipment - Note 5                  $        400,000  $              - $           400,000
Shares Issued to Acquire Company - Note 5                    $      1,000,000  $              - $         1,000,000


















   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Restated


NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,727,000 for the period from April 7, 1997 (inception) to June 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Restatement of previously issued financial statements for the three months ended February 29, 2004

         We have restated our balance sheet at June 30, 2005, and statements of income, stockholders equity and cash flows for the three and six months ended June 30, 2005. The restatement impacts the three and six months ended June 30, 2005 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects the error of presenting the financial statements as consolidated. The Company's acquisition plan was never finalized and was eventually rescinded, therefore all costs related to the plan of acquisition have been expensed and the financials are not consolidated. The impact of the restatement on net loss is $1,926,836 net of tax for the six months ended June 30, 2005.


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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation, Ltd. (CWR), which is co-owned by the Company and BREP.

         Subsequently, the Company has decided not to pursue the license agreement with BREP and AWRD and has decided that in the absence of research and development efforts the value of the technology is $0. Thus, the intangible assets were written-down $101,276.

Nature of Business

         The Company has been pursuing opportunities in the medical waste treatment industry. The Company intends on rebuilding the plants existing incinerator technology and other environmentally friendly technologies in the medical waste treatment industry.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 3 - COMMITMENTS

         As of June 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2005 and December 31, 2004, the Company owed $394,699 and $12,994 respectively, relating to these notes.

NOTE 5 - ACQUISITIONS PLANS

         On April 8, 2005, the Company entered into an option to purchase agreement to acquire the medical waste treatment facility at Beiseker, Alberta, Canada. The agreement was originally scheduled to be completed on June 30, 2005, but the anticipated closing date was extended by the vendor to August 29, 2005.


         The Company signed a conditional agreement to acquire from Cristallo Holdings, Inc. a medical waste treatment facility in Beiseker, Albert, Canada. The agreement on the Beiseker facility provided for a purchase price of $2,000,000 (Canadian) plus 2,000,000 shares of common stock, the cash portion of the price payable in installments with a portion of the price financed by the seller and a portion financed by mortgage financing, to be provided by a third party lender. An integral term of the Beiseker acquisition, the seller, Cristallo Holdings, Inc., agreed to deliver to the Company technology and marketing rights related to a medical waste treatment technology developed by H. Goldner ( the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings, Inc. of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were amended.

         In March 2006, the Company determined that Cristallo Holdings, Inc had defaulted on its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination and failed efforts to negotiate revised terms with Cristallo, the Company acquired the Logmed Technologies directly from H. Goldner and affiliates in March 2006 and returned the facility to Cristallo Holdings, Inc.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 5 - ACQUISITIONS PLANS (Continued)

         With the direct acquisition of the Logmed Technologies and the termination of operations of the Beiseker facility, the Company plans to focus its operations during 2006 on the marketing, sales and leasing of Logmed machines.

NOTE 6 - STOCK SPLIT

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

NOTE 7 - COMMON STOCK TRANSACTIONS

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 7 - COMMON STOCK TRANSACTIONS (Continued)

         Pursuant to the conditional purchase agreement with Cristallo Holdings, Inc. (See Note 5), the Company issued 2,000,000 shares to Cristallo at fair market value of $0.50 per share.

         In order to facilitate upgrade to the Beiseker facility, the Company negotiated from a company affiliated with its president, equipment valued at $400,000, through the issuance of 800,000 shares of common stock. On April 8, 2005, the fair market value of the stock was $0.50 per share. The Company decided because of the uncertainty of use of the equipment in the future, the equipment was written down $400,000.


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

* Soil and water remediation. Techniques have been developed which remove salt, hydrocarbons and other contaminants from soil and water and improve In-situ Land-farm sites by speeding up the process (4 to 12 weeks) depending on size of site and degree of contamination while controlling the customers exposure;

* Use of specific strains of natural occurring microbes depending on makeup of contaminants at remediation site;

* Clean Water Resonator Technology which releases the bound-up oxygen in the water and accelerates the effectiveness of microbes;

* Water Clarifier that is capable of cleaning up to 3,000 gallons of water per minute.

* Cold Water Evaporator capable of cleaning by way of ambient temperature evaporation of up to 400 gallons of oil or gas well water per hour.

         The Company has been successful in securing a test site for the implementation of this technology with a major Albertan oil and gas company.

         The second of these acquisitions is the Cristallo Holdings Inc. transaction discussed in Note 5 above. Management at the time was satisfied that the conditions precedent would be satisfied and began operating the Beiseker facility on June 1, 2005 through a wholly owned subsidiary Beiseker Envirotech, Inc. The initial accounting for this transaction was to consolidate the financial results of the Company and Beiseker Envirotech, Inc. It was subsequently determined that the Beiseker facility acquisition could not be completed due to the vendor failing to provide the Logmed technology to the Company. Managements decision, based upon discussions with its advisors, was to amend these financial statements to remove the operations of the Beiseker facility.

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


RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2005 AS COMPARED TO QUARTER ENDED JUNE 30, 2004


        The Company reported net income (loss) of ($1,824,267) and ($7,997) for the three months ended June 30, 2005 and 2004, respectively, which was due to general and administrative expenses incurred by the Company. The most significant increase in loss was due to the Company becoming active in negotiating acquisitions. Of this, $1,435,510 was due to loss on investment, see
Note 5. Results of Operations

         The Company had no sales revenues the three and six months ended June 30, 2005 and no sales revenue for the same periods in 2004.

         The Company had no selling and marketing expenses for the three and six months ended June 30, 2005 and 2004. General and administrative expenses were $87,704and $165,005 for the three and six months ended June 30, 2005 and $7,937 and $19,021 for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

         The Company has working capital (deficit) of ($578,329)as of June 30, 2005 as compared to a $267,104 working capital deficiency at December 31, 2004.

          In order to finance the startup of the two acquisitions, the Company is relying on financing provided by its major shareholders. The amount owing to the shareholders has increased to $394,699 as of June 30, 2005 as compared to $12,994 as at December 31, 2004. The Company remains reliant for liquidity and capital resources through advances from its shareholders. The Company also may try to continue to finance its operations through borrowing and/or through the sale of shares.


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

                          GLOBETECH ENVIRONMENTAL, INC.


Date: April 21, 2006              By: /s/ Donald Sampson
                                  ---------------------------------------------
                                  Donald Sampson
                                  President and Director
                                  (Principal Executive Officer)



Date: April 21, 2006              By: /s/ Theodor Hennig
                                  --------------------------------------------
                                  David Alexander
                                  Chief Financial Officer, Secretary and
                                  Director
                                  (Principal Financial Officer)