Form 10QSB/A
period 2005-09-30
CANGLOBE INTERNATIONAL INC
filed 2006-04-24
CIK 1096295

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

                                Explanatory Note


We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 to corrects the error of presenting the financial statements as consolidated. We have restated our balance sheet at September 30, 2005, and statements of income, and cash flows for the three and nine months ended September 30, 2005. The restatement corrects the error of presenting the financial statements as consolidated. The Company's acquisition plan was never finalized and was eventually rescinded, therefore all costs related to the plan of acquisition have been expensed and the financials are not consolidated. The impact of the restatement on net loss is $1,978,983 net of tax for the nine months ended September 30, 2005.

For convenience and ease of reference we are filing this Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 15, 2005, the filing date of our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with our subsequent filings with the SEC.

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                    Restated
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Assets:
   Cash and Cash Equivalents                                         $           1,429  $                -
                                                                     -----------------  ------------------

      Total Current Assets                                                       1,429                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $           1,429  $                -
                                                                     =================  ==================



Liabilities and Shareholders' Equity

Liabilities:
   Accounts Payable and Accrued Liabilities                          $         273,542  $          254,110
   Due to Shareholders                                                         404,568              12,994
                                                                     -----------------  ------------------

     Total Current Liabilities                                                 678,110             267,104
                                                                     -----------------  ------------------

       Total Liabilities                                                       678,110             267,104
                                                                     -----------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 48,073,030 at
    September 30, 2005 and 18,303,462 at
    December 31, 2004                                                           48,073              18,303
  Paid-In Capital                                                            2,374,342             508,396
  Retained Deficit                                                            (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                                      (2,825,664)           (520,371)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                               (676,681)           (267,104)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $           1,429  $                -
                                                                     =================  ==================

   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Restated
                                   (Unaudited)


                                                                                                               Cumulative
                                                                                                                 Since
                                                                                                              December 1,
                                                                                                                  2001
                                         For the Three Months Ended         For the Nine Months Ended         Inception of
                                               September 30,                      September 30,               Development
                                     ---------------------------------- ----------------------------------
                                           2005             2004              2005             2004              Stage
                                     ---------------- ----------------- ---------------- ----------------- ------------------
Revenues                             $              - $               - $              - $               - $                -
Costs of Sales                                      -                 -                -                 -                  -
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Gross Profit                                        -                 -                -                 -                  -
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Expenses:
Consulting                                     40,000                 -          191,220                 -            191,220
General and Administrative                        102            43,031          165,107            62,051            685,226
                                     ---------------- ----------------- ---------------- ----------------- ------------------
      Total Expenses                           40,102            43,031          356,327            62,051            876,446
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Operating  Loss                          (40,102)          (43,031)        (356,327)          (62,051)          (876,446)
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Other Income (Expense):
Interest Expense                                    -               (79)        (247,858)             (166)          (248,111)
Currency Exchange                                 450                 -             (285)                -               (285)
Write-Down of Assets                                -                 -         (400,000)                -           (400,000)
Write-Down of License Rights                        -                 -         (101,276)                -           (101,276)
Loss on Investment                                  -                 -       (1,494,210)                -         (1,494,210)
Forgiveness of Debt                                 -                 -          294,664                 -            294,664
                                     ---------------- ----------------- ---------------- ----------------- ------------------

Total Other Income (Expense)                      450               (79)      (1,948,965)             (166)        (1,949,218)
                                     ---------------- ----------------- ---------------- ----------------- ------------------

     Net Income (Loss)               $        (39,652)$         (43,110)$     (2,305,292)$         (62,217)$       (2,825,664)
                                     ================ ================= ================ ================= ==================

Loss per Share, Basic &
Diluted                              $              - $          (0.01) $         (0.05) $          (0.02)
                                     ================ ================= ================ =================

Weighted Average Shares
Outstanding                                48,073,030         3,050,577       46,262,040         3,050,577
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

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                        September 30,               Development
                                                             -----------------------------------
                                                                   2005               2004             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $      (2,305,292) $        (62,217)$       (2,825,664)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                           -                 -              3,088
     Common Stock Issued for Services                                        -                 -            226,259
     Write-Down of Assets                                              400,000                 -            400,000
     Write-Down of Licensing Rights                                    101,276                 -            101,276
     Interest Expense from Beneficial Conversion                       247,858                 -            247,858
     Loss on Investment                                              1,494,210                            1,494,210
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                            19,432            56,800            256,144
     Increase (Decrease) in Accrued Interest                                 -                79                  -
                                                             -----------------  ---------------- ------------------
Net Cash Used in Operating Activities                                  (42,516)           (5,338)           (96,829)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Shareholders                                         43,945             5,338             97,517
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                               43,945             5,338             97,517
                                                             -----------------  ---------------- ------------------

Net Effect of Foreign Currency Translation                                   -                 -                  -
Net (Decrease) Increase in Cash                                          1,429                 -                688
Cash at Beginning of Period                                                  -                 -                741
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $           1,429  $              - $            1,429
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,825,664 for the period from April 7, 1997 (inception) to September 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


Restatement of previously issued financial statements for the three months ended February 29, 2004

         We have restated our balance sheet at September 30, 2005, and statements of income, stockholders equity and cash flows for the three and nine months ended September 30, 2005. The restatement impacts the three and nine months ended September 30, 2005 but has no effect on the financial statements issued in prior fiscal years. The restatement corrects the error of presenting the financial statements as consolidated. The Company's acquisition plan was never finalized and was eventually rescinded, therefore all costs related to the plan of acquisition have been expensed and the financials are not consolidated. The impact of the restatement on net loss is $1,978,983 net of tax for the nine months ended September 30, 2005.


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

NOTE 4 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2005 and December 31, 2004, the Company owed $404,568 and $12,994 respectively, relating to these notes.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                    Restated

NOTE 5 - ACQUISITIONS PLANS


         On April 8, 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings, Inc. a medical waste treatment facility in Beiseker, Albert, Canada. The agreement on the Beiseker facility provided for a purchase price of $2,000,000 (Canadian) plus 2,000,000 shares of common stock, the cash portion of the price payable in installments with a portion of the price financed by the seller and a portion financed by mortgage financing, to be provided by a third party lender. An integral term of the Beiseker acquisition, the seller, Cristallo Holdings, Inc., agreed to deliver to the Company technology and marketing rights related to a medical waste treatment technology developed by H. Goldner ( the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings, Inc. of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were further amended.

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

NOTE 6 - STOCK SPLIT (Continued)

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

         Pursuant to the conditional purchase agreement with Cristallo Holdings Inc. (see Note 5 above), the Company issued 2,000,000 shares to Cristallo at fair market value of $.50 per share.

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

         The Board of Directors has instructed management to focus on the medical waste business and related technologies and to not pursue the license with BREP and AWRD at this time. The Company reserves the right to pursue this business in the future.

         The Cristallo Holdings Inc transaction discussed in Note 5 above was to be the Company's foothold into the medical waste business. Management at the time was satisfied that the conditions precedent for the acquisition would be satisfied and began operating the Beiseker facility on June 1, 2005 through a wholly owned subsidiary Beiseker Envirotech, Inc. The initial accounting for this transaction was to consolidate the financial results of the Company and Beiseker Envirotech, Inc. It was subsequently determined that the Beiseker facility acquisition could not be completed due to the vendor failing to provide the Logmed technology to the Company. Managements decision, based upon discussions with its advisors, was to amend these financial statements to remove the operations of the Beiseker facility.

         Management then undertook to negotiate the purchase of the Logmed technolgy directly. With the direct acquisition of the Logmed Technologies and the termination of operations of the Beiseker facility, the Company plans to focus its operations during 2006 on the marketing, sales and leasing of Logmed machines.

         In February, 2005, the Company entered into an agreement with NCC LCC, whereby it would earn up to 50 percent of the Company by raising equity. The Company has informed NCC LCC that it would not be proceeding with this fund raising.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

        The Company reported net income (loss) of ($39,652) and ($43,110) for the three months ended September 30, 2005 and 2004, respectively, which was due to general and administrative and consulting expenses incurred by the Company.

Results of Operations

         The Company had no sales revenues for the three and nine months ended September 30, 2005 and no sales revenue for the same periods in 2004.

         General and administrative expenses were $102 and $165,107 for the three and nine months ended September 30, 2005 and $43,031 and $62,051 for the three and nine months ended September 30, 2004.

         Consulting expenses were $40,000 and $191,220 for the three and nine months ended September 30, 2005 and were nil for the comparable periods in 2004.

Liquidity and Capital Resources

         The Company has working capital (deficit) of $676,681 as of September 30, 2005 as compared to a $267,104 working capital deficiency at December 31, 2004.

          In order to finance its operations, the Company is relying on financing provided by its major sha reholders. The amount owing to the shareholders has increased to $404,568 as of September 30, 2005 as compared to $12,994 as at December 31, 2004. The Company remains reliant for liquidity and capital resources through advances from its shareholders. The Company also may try to continue to finance its operations through borrowing and/or through the sale of shares.

Critical Accounting Policies

Revenue Recognition

         Revenue will be recognized when earned.

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

                                           GLOBETECH ENVIRONMENTAL, INC.


Date: April 18, 2006             By: /s/ Donald Sampson
                                 ---------------------------------------------
                                 Donald Sampson
                                 President and Director
                                 (Principal Executive Officer)



Date: April 18, 2006             By: /s/ Theodor Hennig
                                 ---------------------------------------------
                                 Theodor Hennig
                                 Chief Financial Officer, Secretary and
                                 Director
                                 (Principal Financial Officer)