Form 10KSB
period 2005-12-31
CANGLOBE INTERNATIONAL INC
filed 2006-05-17
CIK 1096295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ____________ to

                           Commission File No. 0-27737

                          GLOBETECH ENVIRONMENTAL, INC.
   --------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                     77-0454856
-------------------------------           -------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
             of
incorporation or organization)

                          #700-300 South Fourth Street
                             Las Vegas, Nevada 89101
                   -------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:            (403) 261-2929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which each is registered
--------------------     -------------------------------------------------------
       None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   -------------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 3, 2006, based on the last reported sales price on the OTC Bulletin Board, was approximately $4,554,000.

The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of May 3, 2006 was 56,847,458.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

           Transition Small Business Disclosure Format: Yes [ ] No [X]

                          GLOBETECH ENVIRONMENTAL, INC.

                              INDEX TO FORM 10-KSB
                                DECEMBER 31, 2005


PART I        Item 1.      Description of Business                                                      3
              Item 2.      Description of Property                                                     14
              Item 3.      Legal Proceedings                                                           14
              Item 4.      Submission of Matters to a Vote of Security Holders                         14

PART II       Item 5.      Market for Common Equity and Related Stockholder Matters                    15
              Item 6.      Management's Discussion and Analysis or Plan of Operation                   16
              Item 7.      Financial Statements                                                        22
              Item 8.      Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                                     22
              Item 8A.     Controls and Procedures                                                     22
              Item 8B.     Other Information                                                           22

PART III      Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                               Compliance with Section 16(a) of the Exchange Act                       23
              Item 10.     Executive Compensation                                                      25
              Item 11.     Security Ownership of Certain Beneficial Owners and
                               Management                                                              27
              Item 12.     Certain Relationships and Related Party Transactions                        28
              Item 13.     Exhibits                                                                    28
              Item 14.     Principal Accountant Fees and Services                                      29

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding the Company's expectations and beliefs about the market and industry, its goals, plans, and expectations regarding its properties and services, its intentions and strategies regarding future acquisitions and sales of properties and businesses, its intentions and strategies regarding the formation of strategic relationships, its beliefs regarding the future success of its properties and services, its expectations and beliefs regarding competition, competitors, the basis of competition and its ability to compete, its beliefs and expectations regarding its ability to hire and retain personnel, its beliefs regarding period to period results of operations, its expectations regarding revenues, its expectations regarding future growth and financial performance, its beliefs and expectations regarding the adequacy of its facilities, and its beliefs and expectations regarding its financial position, ability to finance operations and growth and the amount of financing necessary to support its operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

Globetech Environmental, Inc., a Nevada corporation ("Globetech" or the "Company"), is engaged, since mid-2005, in the medical waste treatment business, including, since early 2006, the marketing of proprietary medical waste treatment technology.

HISTORY AND DEVELOPMENT OF THE COMPANY

The Company was originally incorporated in April 1997 under the name "Alaskan Geodetic Survey, Inc." and remained dormant until March 2000. In July 1999, the Company changed its name to "Morenci Corp." and adopted as its business purpose seeking out, investigating and, where appropriate, merging with or acquiring an operating company.

In March 2000, the Company acquired the assets and operations of eSportbike.com, Inc. in exchange for $6,793 in cash and assumption of liabilities in the amount of $113,000. In May 2000, the Company changed its name to "eSportbike.com, Inc." In connection with the acquisition of the assets and operations of
eSportbike.com, Inc., the Company adopted the business plan of eSportbike.com entailing the ongoing operation of the Sportbike Online website, an Internet website providing community, content and commerce for the sportbike and motorcycle enthusiast, with revenues to be derived from product sales, premium membership sales, advertising and sale of third-party services.

During the fourth quarter of 2001, the Company's board of directors elected to terminate the Company's existing operations, including operation of its Sportbike Online web site, and to seek acquisition and operating opportunities in the oil and gas industry. Pursuant to that determination, the Company, in March 2002, changed its name to "Red Butte Energy, Inc." and carried out a 1-for-8 reverse stock split and, in April 2002, entered into a letter of intent to acquire an undivided 50% interest in the Coal Creek Basin and adjacent properties in McBrien Twp., Ontario, Canada. Following due diligence with respect to the subject properties, the Company terminated its letter of intent and abandoned the proposed acquisition of the Coal Creek Basin and adjacent properties.

Following termination of the proposed Coal Creek Basin acquisition, the Company determined to enter into the tire recycling and rubber reclamation business utilizing licensed technology held by the Company's largest shareholder. In connection with the Company's determination to enter into the recycling and reclamation business, the Company, in January 2003, changed its name to "Canglobe International, Inc." In December 2004, the Company terminated and abandoned its efforts to enter into the tire recycling and rubber reclamation business.

BUSINESS DEVELOPMENTS AND PLANNED OPERATIONS DURING 2005 AND 2006

During 2005 and early 2006, the Company developed and implemented plans to enter into the environmental services and medical waste treatment industry. Plans with regard to entering into those industries centered around three transactions undertaken by the Company, (1) the acquisition of a license from Blue Ribbon Environmental Products ("BREP") and Advanced Water and Research Development, Inc. ("AWRD") to market certain products and services developed through CW Remediation Ltd. ("CWR"), (2) the acquisition from Cristallo Holdings, Inc. of medical waste treatment facilities, and (3) the acquisition of technology and marketing rights relating to medical waste treatment technology from H. Goldner and affiliates ("Logmed Technologies").

In April 2005, the Company acquired, for $100,000, a license to market the following products, services and technologies of CWR:

o Soil and water remediation techniques to remove salt, hydrocarbons and other contaminants from soil and water and improve in-situ land-farm sites by speeding up the process while controlling customer exposure;

o Clean water resonator technology to release bound-up oxygen in water and accelerate the effectiveness of microbes;

o Water clarifier technology capable of cleaning up to 3,000 gallons of water per minute;

o Cold water evaporator technology capable of cleaning by way of ambient temperature evaporation up to 400 gallons of oil or gas well water per hour; and

o Naturally occurring strains of microbes to remediate contaminants.

In April 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings Inc a medical waste treatment facility in Beiseker, Alberta, Canada. The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock, the cash portion of the purchase price being payable in installments with a portion of the price being financed by the seller and a portion to be financed by mortgage financing to be provided by a third party lender. As an integral term of the Beiseker acquisition, the seller, Cristallo Holdings Inc agreed to deliver to the Company technology and marketing rights relating to a medical waste treatment technology developed by H. Goldner (the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings Inc of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were amended.

In conjunction with, and to facilitate, the Company's efforts in 2005 to acquire or establish viable business operations, the Company (1) in January 2005, entered into a settlement agreement with various creditors whereby the Company issued notes totaling $247,858 in settlement of amounts then due and payable, said notes being due December 31, 2005, bearing interest at 10% and being convertible into common stock at $0.05 to $0.07 per share; (2) in February 2005, carried out a 6-for-1 stock split; (3) in April 2005, issued 800,000 shares of common stock to a company controlled by the Company's president, in exchange for three auto-clave units to be installed as part of the planned upgrade to the Beiseker facility; (4) in August 2005, changed its name to "Globetech Environmental, Inc.;" and (5) from time to time during 2005, borrowed funds from the Company's principal shareholders to facilitate the Beiseker and CRW acquisitions, upgrades to the Beiseker facility and fund operations. The convertible notes issued in January 2005 were converted into 26,969,568 shares of common stock in February 2005.

In conjunction with the commencement of operations at the Beiseker facility, the Company, during the third quarter of 2005, determined to defer commencement of efforts to market and commercialize the products and services of CRW. This investment has been written off as at December 31, 2005.

In March 2006, the Company determined that Cristallo Holdings Inc had defaulted in its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination, and efforts to negotiate revised terms with Cristallo, the Company (1) acquired the Logmed Technologies directly from H. Goldner and affiliates in March 2006 and (2) terminated operation of the Beiseker facility and notified Cristallo Holdings of its intent to terminate the purchase and return control of the Beiseker facilities. The Company is attempting to negotiate a formal agreement terminating the purchase of the Beiseker, returning the shares issued to Cristallo and releasing all claims relating to the proposed purchase and sale.

With the direct acquisition of the Logmed Technologies and the termination of operation of the Beiseker facility, the Company plans to focus its operations during 2006 on the marketing, sales and leasing of Logmed machines.

INDUSTRY OVERVIEW

The medical waste industry has arisen from, and developed as a result of, growing public concerns regarding environmental hazards and work place dangers associated with the treatment of infectious diseases such as AIDS, hepatitis, SARS and other pathogenic diseases and the handling of the waste stream associated therewith. The roots of this growth in public concern, particularly in the developed countries of the world, can be traced to intense media coverage and public outrage at medical waste washing ashore on the beaches of New York and New Jersey during the 1980s. In response to the public outcry, the U.S. Congress passed the Medical Waste Tracking Act of 1988, or MWTA. The MWTA, in turn, spurred increased scrutiny, heightened regulation and the enactment of laws governing the handling, tracking and disposal of medical waste at the federal and state levels in the U.S. and in most countries in Europe, North America and in other developed countries around the globe. Those laws and regulations have established comprehensive regimens and guidelines governing the packaging, transportation, treatment and disposal of medical waste and, in turn, the development of the medical waste industry.

In response to the expansive new regulatory structure governing medical waste, health care facilities, such as hospitals and clinics, as well as individual physicians offices, dental offices, veterinarians and other small health care operators, have sought out solutions to assure compliance with such regulations and cost effectiveness in such responses. Each of those facilities produce on a regular and ongoing basis varying levels of medical clinical waste, including human or animal tissue, blood or other body fluids, excretions, drugs or other pharmaceutical products, swabs or dressings, or syringes, needles or other sharp instruments, each of which may prove hazardous unless properly handled, treated or disposed of.

A vast and diverse industry has developed to provide a comprehensive range of products and services all designed to address the regulatory compliance requirements of health care facilities in dealing with medical waste. Product and service offerings within the industry range from on-site education, training, waste identification, reduction and treatment equipment and services to comprehensive off-site waste gathering, transportation and treatment services and equipment. Solutions are commonly categorized by the treatment technology utilized and as being either on-site or off-site. Among the solutions, users typically select a solution based on an evaluation of a combination of its regulatory effectiveness, ease of use and cost-effectiveness.

According to industry publications, the volume of infectious waste generated in the U.S. alone is millions of tons annually and growing .The Company believes that the global infectious waste market, excluding the U.S., is at least as large as, or larger than, the U.S. market.

The Company believes that the demand for medical waste products and services will continue to grow and expand driven by various factors, including:

o PRESSURE TO REDUCE HOSPITAL COSTS. Pressure to reduce costs and improve efficiency within the healthcare industry has resulted in a growing reliance on outside contractors to develop and deliver cost effective solutions to various aspects of facilities operations and risk management, including the handling of medical waste. Medical waste management service and product companies, including the Company, offer a range of products and services all with a view to assuring a cost-effective compliance program.

o SHIFT TO NON-ACUTE CARE TREATMENT SETTINGS. A shift in the medical treatment setting from high cost acute care facilities to alternative lower-cost settings, driven by managed care and cost-containment measures, has resulted in a growing amount of medical waste being generated at smaller facilities that lack the resources, experience and expertise necessary to develop and implement an effective medical waste management solution without the involvement of outside solutions providers.

o GROWING DEMAND FOR MEDICAL SERVICES. Demand for medical services in North America and Europe has grown in recent years with the growth in government and private health programs and the development of technologies and treatments not previously available and is expected to grow at an accelerated pace with aging populations and falling mortality rates. With the aging populations and extended life expectancy, and an accompanying increase in demand for medical services, the volume of medical waste generated is expected to grow.

o        INCREASING  ENVIRONMENTAL  AND SAFETY CONCERNS AND  REGULATION.  Public
         concern regarding the effects of industry on the environment and on safety have led to extensive regulation of various aspects of the medical waste management industry. Applicable environmental regulations regarding the discharge of pollutants into the atmosphere has increased the cost of operating medical waste incinerators and resulted in the closure of many facilities resulting in a growing demand for non-incineration alternatives for medical waste treatment. Similarly, workplace regulations regarding exposure of workers to blood-borne pathogens and other potentially infectious materials have resulted in a growing demand for effective solutions to assure proper handling and disposal of medical wastes.

SERVICES AND OPERATIONS

The Company's principal services and operations are comprised of the marketing, sales and leasing of our proprietary Logmed medical waste disinfection/sterilization units and the operation of a contract medical waste treatment facility, the Halle clinic medical facility in Wittenberg, Germany.

- LOGMED PRODUCTS. Effective with the acquisition of underlying technology and marketing rights in March 2006, the Company's principal focus is the marketing, sale and leasing of its proprietary medical waste treatment units known as Logmed. Logmed represents an environmentally friendly cost-effective medical waste treatment solution with potential application in the treatment of other waste that is considered bio-hazardous such as airline garbage.

Logmed is an advanced autoclave unit incorporating proprietary patented technologies and processes, including continuous feeding, shredding, mixing, fragmenting, drying, chemical treatment and compaction in an enclosed environment to deactivate, dis-infect, sterlize and reduce contaminated waste. Logmed offers a fully automated medical waste treatment solution with multiple user benefits, including:

o        elimination of manual separation;
o        reduction in end product and accompanying  reduction in  transportation
o        energy efficient thermal treatment;  and
o minimal environmental impact due to reduced end product and no harmful discharge to the environment.

Treatment of medical waste in a Logmed unit begins with loading waste material, inside of and including disposable containers, bags or collection bins, into a conveying basin. Once the loading door is closed the actual loading process is initiated electronically with the weight of waste material being measured and recorded before transporting the waste into a charging funnel. Individual locks within the unit are utilized to create a low-pressure atmosphere within the unit preventing emission of contaminated particles from the unit with aspirated air being filtered before release into the ambient air.

Within the closed unit environment, the waste is continuously fed into a single-shaft shredder disintegrator to reduce the waste material to a defined particle size. Waste is then fed through a dosing device exposing the waste to a disinfection process incorporating exposure to heat by the injection of saturated steam under pressure.

The entire process is independently monitored and controlled electronically with process data being stored and available for review and printing. In the event of any process failures, the unit's monitoring capabilities will notify the operator on a display panel as well as by an audible alarm and the unit will shut off automatically to assure there is no release of contaminated material.

Logmed incorporates an automated thermal self-disinfection process to facilitate safe maintenance and repair.

Typical cycle time to treat a load of medical waste ranges from 30 to 60 minutes based on the heat level to be utilized and the size of the load.

Logmed effectively renders medical waste harmless while reducing the end volume of by-product by up to 80% of original volume. The unit does not emit any significant odor or steam to the atmosphere nor create any significant noise. Wastewater is minimal and meets EPA and other general standards on wastewater emission.

Incorporating over 30 years of research and development by Helmut Goldner, the inventor of Logmed, the current generation of Logmed was first introduced in 2001 with the first commercial deployment of Logmed units occurring in 2001. At December 31, 2005, a total of 5 Logmed units were deployed and operational in 3 countries in Europe.

The Company's current product offerings include the Logmed I and Logmed II as well as the Logfood and a variety of Logmed container systems, described generally as follows:

o LOGMED I - a stationary disinfection unit with a processing capacity of approximately 400 to 550 pounds of waste material per hour with dimensions of approximately 25 feet (length), 13 feet (depth) and 8 feet (height). Logmed is equipped with a hydraulic lift and tipping device for ease of loading waste into the unit.

o LOGMED II - a mobile sterilization unit that may also be operated as a fixed unit with a processing capacity of 220 to 330 pounds of waste material per hour with dimensions of approximately 20 feet (length), 11 feet (depth) and 8 feet (height).

o LOGFOOD - a mobile sterilization unit that may also be operated as a fixed unit being substantially similar to Logmed II in capacity, size and function but targeted to catering waste and animal production markets in addition to medical waste markets.

o LOGMED CASE SYSTEMS - container systems designed specifically for collection and disposal of waste in hospitals and medical facilities to assure secure, hygienic collection and transportation of waste.

- MEDICAL WASTE TREATMENT OPERATIONS. Since March 2006, the Company has owned and operated a medical waste treatment facility in Wittenberg, Germany. From June 2005 to March 2006, the Company managed the operation of a medical waste treatment facility in Beiseker, Alberta, Canada.

Operation of the German facility was transferred to the Company pursuant to the Company's March 2006 acquisition of the Logmed Technologies. The facility was previously operated by Mr. Goldner from 1998 until the acquisition of the facility by the Company. The facility serves as both an operating facility and profit center for the Company and as a prototype facility to demonstrate and aide in the marketing of Logmed units in operation.

The German facility is located within the Halle medical facility in Wittenberg, Germany and houses a Logmed I unit. The facility provides waste treatment services exclusively for the Halle medical facility with approximately 1500 kilos of medical waste being treated daily during 2005. The facility is operated under a contract with the Halle medical facility to provide treatment services on a fee per day basis. Services provided at the facility range from receiving and processing medical waste to turn key services including education, transportation and ultimate disposal of treated by-products. The facility operates in a single eight hour shift 5 days per week and employs a single operator.

Pursuant to the Company's agreement with Cristallo Holdings Inc to acquire the Beiseker facility, the Company commenced management of operations of the Beiseker facility in June 2005 and operated the facility until March 2006. The Beiseker facility is a medical waste incineration facility with a treatment capacity of approximately 700 pounds per hour. The Company's original agreement with Cristallo Holdings Inc to acquire the Beiseker facility was amended on multiple occasions to permit the management of the facility by the Company pending closing and to close the purchase subject to the ultimate delivery by Cristallo Holdings Inc of the Logmed Technologies. Following the expiration of Cristallo Holdings Inc's exclusive rights to acquire the Logmed Technologies, the Company elected to acquire the Logmed Technologies directly from H. Goldner and his associates and to terminate the acquisition of the Beiseker facility and the Company's operation of that facility.

STRATEGY

The Company's strategy is principally focused on deploying Logmed units at health care facilities at pricing points that make on-site medical waste treatment more cost effective than treatment of waste at off-site third party facilities.

Because of capital constraints at most health care facilities and adverse environmental impact and other issues associated with the operation of on-site incineration facilities, many health care facilities have closed their on-site incineration facilities and outsourced medical waste treatment to various third party service providers. While the move toward off-site third party medical waste treatment has allowed health care facilities to avoid the need for new capital investment to replace old incineration capabilities and has provided certain other operating benefits, off-site treatment has disadvantages including the cost and logistics associated with sorting waste and transporting and tracking medical waste for treatment at off-site facilities.

The Company intends to initially target the high-volume institutional segment of the health care market by positioning the Logmed unit as a viable, easy-to-use and cost-effective alternative to off-site third party treatment of medical waste. The Company intends to provide lease financing for units with each unit being leased at an affordable base rate plus additional payments based on volume of waste processed. The Company believes that such lease financing will be comparable to, or less than, the cost currently paid by health care institutions for off-site third party treatment without the need to access the health care institution's capital budget.

In addition to the potential reduction in operating costs to the health care institution, the Company intends to emphasize other benefits of deploying the Logmed on-site, including ease of handling waste material derived from elimination of the need to sort and separate medical waste and elimination of risks and costs associated with transporting untreated waste from the institution to off-site facilities.

The Company intends to initially target health care facilities in Europe and Australia where units are already operational or are on order and to expand marketing efforts to North America and other developed nations of the world. The Company's existing treatment facility in Wittenberg, Germany will serve as a prototype to demonstrate the Logmed technology and use. In order to accelerate or otherwise facilitate entry into various markets, the Company may enter into joint ventures with local marketing or manufacturing companies.

Once the Company has established its Logmed unit as a viable medical waste treatment alternative in the high-volume institutional market, the Company intends to evaluate the development of products and service offerings targeted to mid- and small-volume health care facilities and to evaluate the extension of the Logmed technology into other hazardous waste treatment applications outside of the medical field.

EQUIPMENT FINANCING

Because of the high cost associated with the production and sale of effective medical waste treatment technologies, the Company considers product financing as a critical component of the successful marketing of any on-site treatment technology.

Viable financing alternatives consist, principally, of financed sales of units and financing leases. While Company financing and financing arranged by purchasers might be viable in limited circumstances, the Company believes that the most attractive financing alternatives from the standpoint of both the Company and end users is third-party financing arranged by the Company. In some instances, third-party financing might consist of direct purchase money financing provided by an institution to a health care facility to purchase units. However, in most instances, the Company believes that health care institutions will prefer leasing arrangements in which the Company pairs a lease of a unit with institutional financing provided to the Company with the stream of lease payments servicing the Company's debt incurred in the institutional financing.

To date, the Company, and previously Logmed Technologie GmbH, has arranged financing on units on a negotiated basis as transactions arise. The Company is seeking to establish a relationship with one or more institutional lenders wherein standardized financing and leasing arrangements are agreed to in advance with those arrangements being made available based on certain pre-determined criteria and tailored to specific operating and cost concerns of medical facilities. There is no assurance that the Company will be successful in its efforts to establish standardized financing arrangements on terms acceptable to prospective customers, or at all, in which case the Company's ability to successfully market Logmed units may be adversely effected.

ACQUISITIONS

In order to facilitate the Company's entry into the medical waste treatment and environmental services and solutions market, and to facilitate growth, the Company has entered into a number of acquisitions and may carry out additional acquisitions in the future. Principal acquisitions undertaken to date, include:

-- CWR/BREP/AWRD LICENSE

In April 2005, the Company acquired, for $100,000, a license from BREP and AWRD to market certain products and services developed by CWR. The license entitles the Company to commercialize CWR's environmental remediation technologies and services, including:

o Soil and water remediation techniques to remove salt, hydrocarbons and other contaminants from soil and water and improve in-situ land-farm sites by speeding up the process while controlling customer exposure;

o Clean water resonator technology to release bound-up oxygen in water and accelerate the effectiveness of microbes;

o Water clarifier technology capable of cleaning up to 3,000 gallons of water per minute;

o Cold water evaporator technology capable of cleaning by way of ambient temperature evaporation up to 400 gallons of oil or gas well water per hour; and

o Naturally occurring strains of microbes to remediate contaminants.

The Company is not actively pursuing commercialization of the CWR technologies at this time.

-- BEISEKER FACILITY

In April 2005, the Company signed an agreement with Cristallo Holdings Inc to purchase the Beiseker medical waste treatment facility in Alberta, Canada. The Beiseker facility is a fully permitted medical waste treatment facility operating an incineration unit.

The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock. The cash portion of the purchase price was payable CAD$50,000 on exercise of the option with the balance being payable CAD$1,400,000 by proceeds of a mortgage to be placed on the land and buildings comprising the Beiseker facility and CAD$550,000 by seller financing with interest accruing at 6% per annum and repayable at the rate of CAD$100,000 per month, plus interest, beginning January 1, 2006, decreasing to CAD$50,000 per month, plus interest, beginning May 1, 2006. Pursuant to the terms of the acquisition of the Beiseker facility, the seller, Cristallo Holdings Inc agreed to acquire and transfer to the Company all technology and marketing rights relating to a medical waste treatment technology developed by
H. Goldner (the "Logmed Technologies"). In December 2005, the terms of payment of the purchase price of the Beiseker facility were amended to provide for an immediate cash payment of CAD$225,000 with the balance of the purchase price, in the amount of CAD$1,631,000, being financed by Cristallo Holdings Inc, the seller, with a balloon payment of CAD$500,000 being due January 15, 2006 and the balance being payable in monthly installments based on the vendor take back mortgage terms.

In June 2005, pending Cristallo Holdings Inc 's delivery of the Logmed Technologies and payment of the final purchase price, the Company took control and began operations at the Beiseker facility. The Company continued operation of the Beiseker facility until the expiration of Cristallo Holding Inc's exclusive rights to acquire the Logmed Technologies in March 2006. Following the expiration of Cristallo Holding Inc 's exclusive rights to acquire the Logmed Technologies , the Company elected to acquire the Logmed Technologies directly and to terminate the acquisition of the Beiseker facility and the Company's operation of that facility. The Company notified Cristallo Holdings Inc of its termination and intent to return the Beiseker facilities and is attempting to negotiate a formal termination and release agreement and return of the shares issued to Cristallo.

-- LOGMED TECHNOLOGIE

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH ("Logmed Technologie") pursuant to which the Company agreed to purchase:

o for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie;

o for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany; and

o for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

The  agreement  also  provides  that the Company  will pay to GUH  400,000  Euro
(approximately $478,000) for annulment of an existing license agreement with Logmed Technologie and assignment to Logmed Technologie of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in instalments as follows:

o 50,000 Euro credited for payments previously made through Cristallo Holdings Inc on the request of the Company;

o        150,000 Euro due March 23, 2006;

o        500,002 Euro due December 31, 2006;

o        434,000 Euro due December 31, 2007; and

o        365,998 Euro due December 31, 2008.

In addition to the instalments payable under the agreement, the Company agreed to pay to Goldner an ongoing fee with respect to each Logmed unit sold by the Company in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in instalments, the fee payable to Goldner is payable upon receipt of the first instalment. With respect to units operated or licensed by the Company or its affiliates, the Company will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

Under the agreement, the Company's directors will use reasonable efforts to cause a designee of Goldner and Frenzel to be elected to the board of directors of the Company and Goldner will provide consulting services to the Company for up to ten days per month for a fee of 3,250 Euro per month plus expenses.

The agreement also provides that Goldner will retain certain rights to exploit the Logoil technology and that the Company will have the rights under its license to all improvements to the Logoil technology.

On March 24, 2006, the Company paid the initial installment of 150,000 Euro and the Company completed the acquisition of 100% of the stock of Logmed Technologie GmbH along with the patent portfolio underlying the Logmed unit and the operating Logmed unit and contract relating to operation of the unit.

MANUFACTURING

Logmed units have historically been manufactured to order for Logmed Technologie GmbH by experienced independent equipment manufacturers.

The Company does not intend to conduct any manufacturing operations but intends to continue to utilize independent manufacturers with initial units expected to be manufactured to order by AMF Gustav Bruns GmbH, a German manufacturer that previously manufactured multiple units on behalf of Logmed Technologie GmbH and is familiar with the unit and technology.

Manufacturing of units is expected to involve delivery of unit specifications to experienced manufacturers that will manufacture or source components, and assemble and test units based on agreed criteria. We may contract for separate quality control, inspection and testing of units. Cost of manufacturing units is expected to be based on bids or quotes from manufacturers that may be subject to negotiation.

As sales volumes increase, we intend to evaluate establishing single source, or multiple source, contract manufacturing arrangements in which we negotiate volume based fixed pricing per unit. We believe there are multiple manufacturers that have the experience and capability of meeting our manufacturing needs.

MARKETING

The Company's marketing strategy is focused on targeting high-volume high-value generators of medical waste where the benefits of on-site operation of Logmed units are expected to be most compelling. Principal target customers will be acute care hospitals with 200 or more beds as well as day surgery clinics and other high volume medical clinics and nursing facilities.

Pricing of Logmed units will be fixed, coupled with financing arrangements, so as to make the monthly cost to our customers equal to or more favorable than the costs charged by third party providers to transport and treat medical waste off-site. We intend to structure our pricing and financing so as to allow our customers the ability to scale the volume of material treated with a predictable cash cost without the need to access the customer's capital budget process while allowing us to generate rental income or other payments streams sufficient to recoup our cost and a return thereon with the potential of additional revenues to be derived from increases in volumes treated. See "Equipment Financing."

The Company's marketing efforts will be led by our President, Don Sampson, an experienced operator in the medical waste treatment industry. Initial marketing efforts will be focused in markets where Logmed units have enjoyed market acceptance in the form of units in service, including, in particular, Europe and Australia. We intend to assemble a sales team including a mix of employees, sales representatives and marketing alliance partners, as appropriate, to enter and service principal markets worldwide. Our initial marketing efforts in Europe are expected to be carried out with the assistance of Hans Frenzel, a former principal and Managing Director of Logmed Technologie GmbH who was responsible for the sales and marketing effort at Logmed Technologie GmbH and who continues to serve as a Managing Director of Logmed Technologie GmbH and as a director of the Company and will provide marketing services on a contractual basis. In Australia and select markets in Southeast Asia, we are in negotiations to form a marketing alliance with Medivac Limited (ASX-MDV), an established manufacturer and marketer of medical waste treatment solutions, pursuant to which Medivac would act as our sales representative in those markets and we would have the right to sell Medivac's smaller volume units in markets we service. In order to service markets in North and South America, we intend to initially form and rely on a team of seasoned medical technology sales representatives.

COMPETITION

There are numerous regulated medical waste management services and products companies operating in our target markets, and the market is highly competitive. Competition within the industry is based on both the nature of the solution (outsourced service based solutions vs. in-house product based solutions) and the technologies offered (incineration vs. autoclaving) and the related cost-effectiveness and compliance reliability of each solution. Our primary competitors are large corporations with regional, national and international businesses. These companies provide a variety of products and services and many have substantially greater financial and other resources than we possess.

Competition based on the nature of the solution offered relates to in-house treatment of medical waste as opposed to outsourcing treatment to off-site operators. Our current focus is on sale of Logmed units for use on-site at medical facilities. Many competitors, including large international operators such as Stericycle, focus on off-site treatment options in which most, or all, aspects of waste treatment are outsourced with medical waste being transported off-site for treatment. We believe on-site treatment using our Logmed units offers competitive advantages compared to outsourced off-site treatment options, including elimination of manual separation, reduction in transportation costs, increased control by medical facilities operators, reduced environmental risk exposure and shortened holding time of waste and at prices comparable to or better than outsourced solutions.

Competition based on technology relates to the type of treatment technology utilized to treat and neutralize medical waste. Due to environmental concerns, incineration is rapidly declining as a viable technology for treatment of medical waste. An array of alternative technologies have been introduced by a variety of companies to fill the void left by the decline in incineration as an acceptable option. Many of the technologies currently deployed, including our Logmed unit, involve advanced autoclave capabilities. These technologies compete based on a variety of factors including principally cost effectiveness, environmental impact, operating effectiveness of the solution and ease of use. We believe that the Logmed unit competes favorably in all of these areas.

We face potential competition from new entrants in the market, including outsourcing operators that may attain sufficient scale of operations to lower the cost of outsourced treatment to levels at which we may be unable to compete as well as the introduction of new technologies that may either reduce or eliminate the generation of medical wastes or produce better results in the form of lower operating costs, more effective treatment and less environmental impact, among other benefits.

INTELLECTUAL PROPERTY

The Company considers the protection of its technology to be important to its business.

The Company relies on patents, proprietary know-how and continuing technological innovation. We try to protect this information through a combination of patent protection and confidentiality agreements with our employees, vendors and consultants. In connection with our acquisition of Logmed Technologie GmbH we acquired a portfolio of 26 patents covering the principal proprietary technologies incorporated into our Logmed units. We intend to vigorously defend our patents and to continuously seek new and additional patents as necessary to protect our rights in future technological advances in our units. There can be no assurance that our patents will not be contested and will be sustained in the event of a contest, that we will be successful in our efforts to secure new patents, that our confidentiality agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets or know-how will not otherwise become known or independently discovered by other parties.

Our commercial success may also depend on our not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require us to alter our processes, pay licensing fees or cease using any current or future processes. In addition, there can be no assurance that we would be able to license the technology rights that we may require at a reasonable cost or at all. If we could not obtain a license to any infringing technology that we currently use, it could have a material adverse effect on our business.

REGULATION

The Company operates within the medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on the Company and the users of our Logmed units, including requirements to obtain and maintain government permits. Those requirements vary from jurisdiction to jurisdiction.

The Company may be required to obtain certain permits, classifications and registrations in order to market our Logmed units in various jurisdictions or for selected uses. We believe we are presently in compliance with all applicable regulations relating to our operations in the markets in which Logmed units are currently operational and intend to take all steps necessary to assure compliance with any applications regulations that may apply in the future in such markets and in any new markets we may enter.

The Company is evaluating marketing its Logmed unit for use in the food processing industry and, specifically, for the treatment of prions such as mad cow disease. The Company intends to conduct testing to verify the effectiveness of the Logmed technology in treatment of prions and, subject to obtaining satisfactory results, to securing necessary approvals to market the Logmed unit for such application. While regulation with regard to treatment of prion diseases is evolving, we expect that the U.S. FDA and similar organizations will establish standards and guidelines that will govern the treatment of prions. We expect that testing and regulatory compliance with regard to the use of Logmed units in the treatment of prions will require at least one year.

While the Company presently intends to limit its operations to the sale and marketing of its Logmed units for operation by third parties, the Company's customers will be subject to a broad range of regulations that will indirectly affect the Company and acceptance of its products. Illustrative of the nature of regulations that may affect the Company's customers and, indirectly, the Company, are the regulations applying to operations in the United States which may serve as a model for other jurisdiction, a summary of the principal regulations being as follows:

o MEDICAL WASTE TRACKING ACT OF 1988. In the late 1980s, the MWTA was adopted in response to health and environmental concerns over infectious medical waste after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988. The primary objective of the MWTA was to ensure that medical wastes which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

         In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

o CLEAN AIR ACT REGULATIONS. In August 1997, the EPA adopted regulations under the Clean Air Act that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants.

o OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. Various standards apply to certain aspects of medical waste treatment operations. These regulations govern, among other things:

         o        exposure  to  blood-borne   pathogens  and  other  potentially
                  infectious materials;
         o        lock out/tag out procedures;
         o        medical surveillance requirements;
         o        use of respirators and personal protective equipment;
         o        emergency planning; and
         o        hazard communication.

o RESOURCE CONSERVATION AND RECOVERY ACT OF 1976. In 1976, Congress passed the Resource Conservation and Recovery Act of 1976, or RCRA, as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. Medical wastes are currently considered non-hazardous solid wastes under RCRA. However, some substances collected by us from some of our customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

         Our customers use landfills for the disposal of autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following autoclave treatment, waste is disposed of as non-hazardous waste.

o DOT REGULATIONS. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which require medical waste to be packaged and labeled in compliance with designated standards, and which incorporate blood-borne pathogens standards issued by OSHA. Under these standards, among other things, packaging must be identified with a "biohazard" marking on the outer packaging, and medical waste containers must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

         DOT  regulations   also  require  that  a  transporter  be  capable  of
         responding on a 24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material.

o COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations.

POTENTIAL LIABILITY AND INSURANCE

The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

o        cleanup costs;
o        personal injury;
o        damage to the environment;
o        employee matters;
o        property damage; or
o alleged negligence or professional errors or omissions in the planning or performance of work.

In the event our Logmed unit fails to operate in the manner intended and our customers suffer liability arising from such failure, we could be subject to claims asserted by the effected customers. We could also be subject to fines or penalties in connection with violations of regulatory requirements.

We do not presently carry liability insurance that would cover liability arising from failures of our units to perform as intended. We intend to evaluate the acquisition of liability insurance to cover such risks at such time as our financial position will support the same. Even if we are successful in securing such insurance, there can be no assurance that we will not face claims resulting in substantial liability for which we are uninsured or underinsured and which could have a material adverse effect on our business.

EMPLOYEES

As  of  March  31,   2006,   the  Company  had  5  full-time   and  2  part-time
employees/consultants. None of the Company's employees are subject to collective bargaining agreements.

ITEM 2.           PROPERTIES

As of December 31, 2005, the Company maintained no formal offices but conducted its operations in space provided free of charge by the Company's principal officers.

Management believes that its facilities are adequate to support operations for the foreseeable future. In the event that the Company experiences growth in its sales and requires space to house administrative, sales and other personnel, the Company anticipates it will be required to secure appropriate office space to house its employees and operations. No arrangements have been made with respect to secure office space if needed.

The Company may be contacted at #700-300 South Fourth Street, Las Vegas, Nevada 89101, by email at Globetech@shaw.ca, or by telephone at 403-261-2929.

ITEM 3.           LEGAL PROCEEDINGS

The Company may from time to time be a party to lawsuits incidental to its business. The Company is not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK AND STOCK HOLDER INFORMATION

The Company's common stock trades on the OTC Bulletin Board under the symbol "GENV".

Prior to February 2005, there was no established trading market in the Company's common stock and trading therein was sporadic. The following table sets forth the range of high and low bid prices for each quarter during fiscal 2005:

                                                       High             Low

Calendar Year 2005

         Fourth Quarter..............................  $.20              $.08
         Third Quarter...............................  $.48              $.10
         Second Quarter..............................  $.55              $.35
         First Quarter...............................  $.80              $.10

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 31, 2006, the closing bid price of the common stock was $0.08.

As of March 31, 2006, there were approximately 56 record holders of the Company's common stock.

DIVIDENDS

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                                       NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                            WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                         NUMBER OF SECURITIES TO BE        EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                           ISSUED UPON EXERCISE OF        OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                            OUTSTANDING OPTIONS,          WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
           PLAN CATEGORY                   WARRANTS AND RIGHTS (A)                (B)
-------------------------------------    ----------------------------    -----------------------    ---------------------------
Equity compensation plans approved
by security holders (1)                                    3,400,000                      $0.50                      4,600,000
Equity compensation plans not
approved by security holders                                       -                          -                              -
                                         ----------------------------    -----------------------    ---------------------------
Total                                                      3,400,000                      $0.50                      4,600,000
                                         ============================    =======================    ===========================

(1) Consists of shares reserved for issuance under the 2005 Long Term Performance Plan pursuant to which 8,000,000 shares were reserved, of which 4,600,000 have expired.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF DECEMBER 31, 2005, AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS IN THE TWO-YEAR PERIOD ENDED DECEMBER 31, 2005 AND 2004, SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

Globetech Environmental, Inc.'s ("Globetech" or the "Company") business during 2005 consisted principally of the operation of the Beiseker medical waste treatment facility in Alberta, Canada. The Company began operating the Beiseker facility in June 2005 and operated that facility until March 2006. As a result of the failure of the seller to fully perform under the terms of the acquisition of the Beiseker facility, the Beiseker facility was returned to the seller of that facility in March 2006 and the Company's investment in, and operations of, the Beiseker facility have been reported in a single item as "loss on investments." Prior to March 2005, the Company had no substantial operations other than ongoing efforts to acquire or invest in an operating business. Accordingly, the financial position and results at and for the years ended December 31, 2005 and 2004 are not comparable given the minimal operations prior to commencement of the medical waste treatment operations in June 2005.

2005 DEVELOPMENTS

During 2005 and early 2006, the Company developed and implemented plans to enter into the environmental services and medical waste treatment industry. Plans with regard to entering into those industries centered around three transactions undertaken by the Company, (1) the acquisition of a license from Blue Ribbon Environmental Products ("BREP") and Advanced Water and Research Development, Inc. ("AWRD") to market certain products and services developed through CW Remediation Ltd. ("CWR"), (2) the acquisition from Cristallo Holdings, Inc. of medical waste treatment facilities, and (3) the acquisition of technology and marketing rights relating to medical waste treatment technology from H Goldner and affiliates ("Logmed Technologies").

In April 2005, the Company acquired, for $100,000, a license to market the following products, services and technologies of CWR:

o Soil and water remediation techniques to remove salt, hydrocarbons and other contaminants from soil and water and improve in-situ land-farm sites by speeding up the process while controlling customer exposure;

o Clean water resonator technology to release bound-up oxygen in water and accelerate the effectiveness of microbes;

o Water clarifier technology capable of cleaning up to 3,000 gallons of water per minute;

o Cold water evaporator technology capable of cleaning by way of ambient temperature evaporation up to 400 gallons of oil or gas well water per hour; and

o Naturally occurring strains of microbes to remediate contaminants.

In April 2005, the Company signed an agreement with Cristallo Holdings Inc to purchase the Beiseker medical waste treatment facility in Alberta, Canada. The Beiseker facility is a fully permitted medical waste treatment facility operating an incineration unit.

The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock. The cash portion of the purchase price was payable CAD$50,000 on exercise of the option with the balance being payable CAD$1,400,000 by proceeds of a mortgage to be placed on the land and buildings comprising the Beiseker facility and CAD$550,000 by seller financing with interest accruing at 6% per annum and repayable at the rate of CAD$100,000 per month, plus interest, beginning January 1, 2006, decreasing to CAD$50,000 per month, plus interest, beginning May 1, 2006. Pursuant to the terms of the acquisition of the Beiseker facility, the seller, Cristallo Holdings Inc agreed to acquire and transfer to the Company all technology and marketing rights relating to a medical waste treatment technology developed by
H. Goldner (the "Logmed Technologies"). In December 2005, the terms of payment of the purchase price of the Beiseker facility were amended to provide for an immediate cash payment of CAD$225,000 with the balance of the purchase price, in the amount of CAD$1,631,000, being financed by Cristallo Holdings Inc, the seller, with a balloon payment of CAD$500,000 being due January 15, 2006 and the balance being payable in monthly installments based on the vendor take back mortgage terms.

In conjunction with, and to facilitate, the Company's efforts in 2005 to acquire or establish viable business operations, the Company (1) in January 2005, entered into a settlement agreement with various creditors whereby the Company issued notes totaling $247,858 in settlement of amounts then due and payable, said notes being due December 31, 2005, bearing interest at 10% and being convertible into common stock at $0.05 to $0.07 per share; (2) in February 2005, carried out a 6-for-1 stock split; (3) in April 2005, issued 800,000 shares of common stock to a company controlled by the Company's president, in exchange for three auto-clave units to be installed as part of the planned upgrade to the Beiseker facility; (4) in August 2005, changed its name to "Globetech Environmental, Inc.;" and (5) from time to time during 2005, borrowed funds from the Company's principal shareholders to facilitate the Beiseker and CRW acquisitions, upgrades to the Beiseker facility and funds operations. The convertible notes issued in January 2005 were converted into 26,969,568 shares of common stock in February 2005. As a result of the settlement of debt at a discount through the issuance of convertible notes, during 2005, the Company reported a gain from the forgiveness of debt of $294,664 and interest expense attributable to the beneficial conversion feature of the convertible notes of $247,858.

In conjunction with the commencement of operations at the Beiseker facility, the Company, during the third quarter of 2005, determined to defer commencement of efforts to market and commercialize the products and services of CRW. As a result of the decision not to pursue development of the commercialization of the CRW license, during 2005, the Company reported a loss of $101,276 relating to the write-down of the CRW license.

In March 2006, the Company determined that Cristallo Holdings Inc had defaulted in its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination, and efforts to negotiate revised terms with Cristallo Holdings Inc, the Company (1) acquired the Logmed Technologies directly from Logmed Technologie in March 2006 and (2) terminated operation of the Beiseker facility and notified Cristallo Holdings of its intent to terminate the purchase and return control of the Beiseker facilities. The Company is attempting to negotiate a formal agreement terminating the purchase of the Beiseker, returning the shares issued to Cristallo and releasing all claims relating to the proposed purchase and sale. As a result of the termination of the Company's operation of the Beiseker facility and the return of control of the facilities to Cristallo Holdings, the Company recorded none of the revenues or expenses relating to operation of the Beiseker facility during 2005, but recorded a loss on investments of $1,558,485. The loss on investments consisted of (1) the value of the stock issued in connection with the initial acquisition of the Beiseker facility ($1,000,000), (2) payments made to
Cristallo Holdings pursuant to the terms of the acquisition agreement ($323,500), and (3) amounts invested to upgrade the Beiseker facility, net of cash flows from operation of the facility. Additionally, as a result of the termination of operation of the Beiseker facility, during 2005, the Company reported a loss of $400,000 from the write-down of autoclave units acquired by the Company for use at the Beiseker facility.

With the direct acquisition of the Logmed Technologies and the termination of operation of the Beiseker facility, the Company plans to focus its operations during 2006 on the marketing, sales and leasing of Logmed machines.

CRITICAL ACCOUNTING POLICIES

The following describes the critical accounting policies used in reporting the Company's financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, reported results of operations would be different should the Company employ an alternative accounting method.

GOING CONCERN. The Company's financial statements are prepared on the basis of accounting principles applicable to a "going concern", which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, the reported revenues and expenses and the balance sheet classifications used.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, the Company will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

For purposes of evaluating recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows of the individual assets and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual properties compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis.

Based on the Company's review of present operating properties and other long-lived assets, during the fiscal year ended December 31, 2005, the Company wrote-down its investment in the CRW license ($101,276) and in certain autoclave units acquired for use at the Beiseker facility ($400,000).

LOSS ON INVESTMENTS. The Company operated the Beiseker facility during 2005 pursuant to the terms of the proposed acquisition of the facility. Subsequent to year-end, the Company determined that the seller of the facility, Cristallo
Holdings, had not performed fully under the terms of the acquisition agreement regarding the Beiseker facility and determined to cease operation of the Beiseker facility and to return control of those facilities to Cristallo Holdings. As a result of the cessation of operation of the Beiseker facility and return of control of the same to Cristallo Holdings due to non-performance under the acquisition agreement, the Company has excluded all revenues and expenses associated with the operation of the Beiseker facility from its consolidated Statement of Operations. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005.

The Company had previously recorded revenues and expenses associated with the operation of the Beiseker facility in its Statement of Operations for the quarter and year-to-date periods ended June 30 and September 30, 2005. As a result of the subsequent termination of operation of the Beiseker facility and return of control of the facility to Cristallo Holdings, the Company intends to amend its Form 10-QSBs for the quarters ended June 30, 2005 and September 30, 2005 to restate its financial statements and eliminate the revenues and expenses associated with the Beiseker facility from the Statement of Operations with all amounts relating to the Beiseker facility to be capitalized as an investment in the facility.

RESULTS OF OPERATIONS

REVENUES. The Company recorded no operating revenues during either 2005 or 2004. As noted, revenues attributable to the operation of the Beiseker facility were excluded from consolidated revenues for 2005 as a result of the termination of operation of the Beiseker facility and return of control of the facility to Cristallo Holdings based on the failure of Cristallo Holdings to fully perform under the terms of the proposed acquisition of the facility.

OPERATING EXPENSES. Operating expenses totaled $428,901 during 2005 as compared to $238,688 during 2004. Operating expenses consisted principally of salary and consulting fees and general corporate overhead. The increase in operating expenses during 2005 was principally attributable to increased overhead associated with efforts undertaken in 2005 to acquire an operating business and the proposed acquisition and support of the Beiseker facility. Operating expenses exclude all direct expenses of operation of the Beiseker facility.

OTHER INCOME (EXPENSE). The Company reported other expense, net of other income, of $2,013,240 during 2005 as compared to a net expense of $253 during 2004. Net other expense during 2005 consisted principally of (1) a loss on investments of $1,558,485 relating to the termination of operations and return of control of the Beiseker facility, including all amounts invested, both cash and stock, in the acquisition of the facility and upgrade of the facility, (2) a $101,276 loss associated with the write-down of the CRW license, (3) a $400,000 loss associated with the write-down of the book value of three autoclave units acquired for use at the Beiseker facility, (4) deemed interest expense of $247,588 attributable to the beneficial conversion feature of convertible notes issued in settlement of debt during 2005, and (5) a gain on the forgiveness of debt of $294,664.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL POSITION

The Company had nominal resources at December 31, 2005 and 2004 with a cash balance of $1,219 at December 31, 2005 and $0 at December 31, 2004 and a deficit in working capital of $813,529 at December 31, 2005 and $267,104 at December 31, 2004.

The Company has been dependent upon financing provided in the form of shareholder loans from its principal officers, directors and shareholders to support its ongoing operations. The Company expects to continue to be dependent upon financing provided by its principal officers, directors and shareholders and from the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and shareholders or third parties to provided financing.

CASH FLOWS

The Company used $307,787 in cash from operations during 2005 as compared to $10,457 used in operations in 2004. The increase in cash used in operations in 2005 was principally attributable to the increased loss incurred during 2005 associated with the increased level of activities during the year relating to efforts to acquire operating businesses and costs of supporting operations.

Financing activities provided $309,006 of cash to the Company during 2005 as compared to $10,457 provided in 2004. All cash provided by financing activities for both years was attributable to shareholder loans.

During 2005, the Company settled $468,746 of debt through the issuance of convertible notes payable in the amount of $247,588. The convertible notes payable were converted into 26,969,568 shares of common stock during 2005.

LONG-TERM DEBT

Long-term debt, consisting of shareholder loans, totaled $733,903 at December 31, 2005 as compared to $12,994 at December 31, 2004. The shareholder loans have no fixed repayment terms. Substantially all of the shareholder loans were converted to equity subsequent to December 31, 2005.

FINANCIAL COMMITMENTS AND REQUIREMENTS

The Company's principal financial commitments and requirements relate to funding operational deficits, overhead and purchase and operational payments relating to the March 2006 acquisition of Logmed Technologie GmhB.

At December 31, 2005, the Company had no contractual obligations requiring determinable future payments.

LOGMED TECHNOLOGIE ACQUISITION.

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH ("Logmed Technologie") pursuant to which the Company agreed to purchase:

o for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie;

o for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany; and

o for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

The  agreement  also  provides  that the Company  will pay to GUH  400,000  Euro
(approximately $478,000) for annulment of an existing license agreement with Logmed Technologie and assignment to Logmed Technologie of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in instalments as follows:

o 50,000 Euro credited for payments previously made through Cristallo Holdings Inc on the request of the Company;

o        150,000 Euro due March 23, 2006;

o        500,002 Euro due December 31, 2006;

o        434,000 Euro due December 31, 2007; and

o        365,998 Euro due December 31, 2008.

In addition to the instalments payable under the agreement, the Company agreed to pay to Goldner an ongoing fee with respect to each Logmed unit sold by the Company in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in instalments, the fee payable to Goldner is payable upon receipt of the first instalment. With respect to units operated or licensed by the Company or its affiliates, the Company will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

On March 24, 2006, the Company paid the initial installment of 150,000 Euro and the Company completed the acquisition of 100% of the stock of Logmed Technologie GmbH along with the patent portfolio underlying the Logmed unit and the operating Logmed unit and contract relating to operation of the unit.

ISSUANCE OF SHARES IN SETTLEMENT OF DEBT

In April 2006, the Company adopted the Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan pursuant to which 5,000,000 shares were reserved for issuance as payment for services to the Company. Also in April 2006, the Company issued an aggregate of 3,789,688 shares of common stock under the 2006 Plan in settlement of $303,175 of salary, fees and expenses owed, including 2,964,688 shares issued to the Company's principal officers in settlement of $237,175 of accrued but unpaid salary, fees and expenses. An additional 4,984,740 shares were issued in April 2006, outside of the 2006 Plan, to settle $498,474 of debt to various shareholders.

PLAN OF OPERATION

Following the termination of operations of the Beiseker facility and the acquisition of Logmed Technologie GmbH, the Company's planned operations during 2006 and beyond are expected to focus on marketing and sale of Logmed units for treatment of medical waste and other hazardous material.

In connection with the acquisition of Logmed Technologie GmbH, the Company acquired certain rights to operate a Logmed unit at the Halle medical clinic in Wittenberg, Germany. The Company plans to continue to provide medical waste treatment services at the Halle clinic as both a profit center and as a demonstration facility to support sales and marketing of Logmed units.

The Company intends to market its Logmed units as a viable on-site medical waste treatment alternative in the principal developed markets of the world. Logmed units are initially expected to be marketed in Europe and Australia based on the previous marketing efforts and relationships of Logmed Technologie GmbH in those markets and with the assistance of the principal officers of Logmed Technologie GmbH. Marketing representatives are expected to be retained to facilitate the sale of Logmed units in additional markets including the Americas.

The Company expects to contract out all manufacturing operations to experienced manufacturers with initial manufacturing to be undertaken by a firm that has previously manufactured for Logmed Technologie GmbH.

In order to carry out the Company's planned operations going forward, the Company will require continued financial support from its principal officers, directors and shareholders, or from outside investors, to meet its operational overhead requirements pending the generation of sufficient sales to support those operations. The Company has no commitments in that regard and there is no assurance that financing will be available as needed to support operations.

INFLATION

Inflation  has   historically  not  had  a  material  effect  on  the  Company's operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements, together with the independent accountants report thereon, are included herewith immediately following the signature page of this report

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on the material weaknesses discussed below, our CEO and CFO concluded that the disclosure controls and procedures were not effective as of December 31, 2005.

The  weaknesses in disclosure  controls  identified as of December 31, 2005 were
(1) the lack of manpower in the financial reporting and accounting function to assure that transactions are properly documented, recorded and reported on a timely basis, and (2) the application of improper accounting principles regarding consolidation of financial statements. The weaknesses were identified by the CFO during the fourth quarter of 2005 and the first quarter of 2006.

The specific circumstances giving rise to the weaknesses identified relate to the limited accounting personnel of the Company and, prior to the appointment of the CFO in September 2005, the existence of limited documentation regarding various transactions and the application of improper accounting principles in consolidating the operations of the Beiseker medical waste facility during the periods ended June 30, 2005 and September 30, 2005. In connection with the preparation of the December 31, 2005 financial statements, the CFO determined that certain transactions, pre-dating his appointment, lacked proper documentation, including documentation regarding amounts owing to certain related persons. As a result of such inadequate documentation, the company entered into agreements with certain related persons to settle amounts owed for amounts less than claimed by those persons but more than the amount reflected on the company's books and records. The CFO also determined in preparation of the December 31, 2005 financial statements that the determination of prior accounting personnel to consolidate the operations of the Beiseker medical waste treatment facility was contrary to applicable accounting principles. The CFO determined that, notwithstanding the company's taking control of the operation of the Beiseker facility, unsatisfied, and unwaived, conditions to the closing of the acquisition of the Beiseker facility existed throughout 2005 and at December 31, 2005. In March 2006, the Company formally notified the seller of the Beiseker facility that it was terminating the acquisition and returning control of the facility due to failure to satisfy material conditions of the acquisition. As a result of such determination, the company determined that the operation of the Beiseker facility should not be included in the consolidated financial statements of the company and that the financial statements of the Company should be restated, and amended Form 10-QSBs filed, for the periods ended June 30, 2005 and September 30, 2005 to eliminate the consolidated assets, liabilities and results relating to the Beiseker facility during, and as of the end of, those periods.

During the quarter ended December 31, 2005, we began implementation of more strict documentation procedures to support transactions and began a more thorough review of accounting principles applied under our newly appointed CFO.

Because we lack the financial resources to support accounting personnel beyond our CFO, we may continue to identify and address weaknesses in disclosure controls that can only be adequately addressed through the addition of personnel and related segregation of duties. We are placing an ongoing emphasis on proper documentation of transactions, with the assistance of our legal counsel, on identification of proper accounting principles and on development and implementation of additional controls and procedures to assure that information required to be disclosed in our reports to the SEC is properly recorded, processed, summarized and reported, within the time periods required.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE SECURITIES EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The Company's executive officers and directors, and their ages and positions as of April 1, 2006 are as follows:

 NAME                           AGE         POSITION

 Donald Sampson                 55          CEO/President and Director
 Theodor Hennig                 50          Chief Financial Officer and Director
 Donald Getty                   72          Chairman and Director
 Hans-Eberhardt Frenzel         59          Director

There are no family relationships among any of the directors or officers of the Company.

DONALD SAMPSON has served as President of the Company since March 1, 2005 and as a director of the Company since February, 2005. From 1999 until his appointment as President of the Company, Mr. Sampson was President of Process Engineers & Equipment Corporation of Spokane, Washington. Previously, Mr. Sampson served as Vice President - International Business Development and Engineering for Stericycle, Inc., the largest international medical waste treatment operator, from February, 2000 until February 2005. From 1992 until its sale to Stericycle in 2000, Mr. Sampson served as a partner of Medical Resource Recycling Systems, a medical waste treatment company. Mr. Sampson holds a degree in engineering from the University of Michigan and is a senior member of the Instrument Society of America and the Plastics Society of America.

THEODOR HENNIG has served as Chief Financial Officer and a director of the Company since September 2005. Prior to his appointment by the Company, from May 2004 to September 2005, Mr. Hennig served as Chief Financial Officer of Alpine Environmental Inc, a environmental consulting and service company. Mr. Hennig holds an Honours Economics degree from the University of Waterloo and obtained his Chartered Accountant designation in Alberta in 1984.

DONALD GETTY has served as a director and Chairman of the Company since December 2004. Mr. Getty is an investor and retired businessman, politician and athlete. Over a more than 20-year career in politics, ending in 1992, Mr. Getty served in numerous elective and appointed local, provincial and federal offices in Canada, including serving two terms as Premier of Alberta as well as service as a member of the legislative assembly of Alberta, Energy Minister and Minister of Federal and Intergovernmental Affairs. Mr. Getty founded and served as President of D. Getty Investments, Limited, served as Chairman and Chief Executive Officer of Nortek Energy Corporation from 1981 to 1985 and has served as a director of numerous companies, including Alberta Gas and Ethylene Company Limited, Brinco Corporation, the Nova Corporation of Alberta, Northern Life Assurance Company of Canada, Novacor Chemicals Limited, Pacific Copper Mines Limited, Placer Development Limited, Pacific Trans-Ocean Resources Limited, and the Royal Bank of Canada. Mr. Getty received his BA degree (with honors) in Business Administration from the University of Western Ontario and played ten years as quarterback of the Edmonton Eskimos of the Canadian Football League.

HANS-EBERHARDT FRENZEL has served as a director of the Company since April 2006. Mr. Frenzel served as a principal and managing director of Logmed Technologie GmbH from March 2004 until the Company's acquisition of Logmed Technology in March 2006 and continues to provide services to Logmed Technologie as a consultant on an as needed basis. Prior to joining Logmed Technologie, Mr. Frenzel served in various management capacities for Lufthansa Airlines for more than 15 years.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

COMMITTEES OF THE BOARD

The Company presently maintains a standing audit committee and compensation committee. Committee assignments are re-evaluated annually and approved by the Board of Directors.

AUDIT COMMITTEE. The Audit Committee operates pursuant to a written charter that was adopted and is filed as an exhibit to the Company's Proxy Statement on
Schedule 14A filed with the SEC on July 12, 2005. Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors.

Donald Getty (Chairman), Don Sampson and Theodor Hennig are the members, and during 2005 were the members, of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is qualified to serve on the Audit Committee based on their financial and accounting acumen. The Board of Directors has determined that none of the members of the Audit Committee meets the SEC criteria of an "audit committee financial expert" and that only Mr. Getty satisfies the independence standards for audit committee members
(applying the standards adopted by Nasdaq). At such time as the Board of Directors determines that the size and scope of the Company's operations and its available financial resources warrant such, the Company expects to seek to add independent directors for appointment to the Audit Committee, including one or more directors satisfying the criteria of an "audit committee financial expert."

COMPENSATION COMMITTEE. The Compensation Committee is responsible for reviewing and approving, on behalf of the Board of Directors, the amounts and types of compensation to be paid to the Company's executive officers and the non-employee directors; provides oversight and guidance in the development of compensation and benefit plans for all Company employees; and administers all Company stock-based compensation plans.

Donald Getty (Chairman) and Donald Sampson are the members, and during 2005 were the members, of the Compensation Committee. The Board of Directors has determined that only Mr. Getty satisfies the independence standards established by Nasdaq.

BOARD MEETINGS

During 2005, the Board of Directors held 5 formal meetings, the Audit Committee held 1 meeting and the Compensation Committee held 1 meeting. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

NOMINATION OF DIRECTORS

The Board of Directors does not maintain a standing Nominating Committee. Because of the small size of the Board, the lack of independent directors and the current demands on the directors, the Board determined that the nomination process would best be carried out by drawing upon the resources of all Board members with the requirement that nominees be selected by a majority of the directors.

In assessing potential director nominees, the Board looks for candidates who possess a wide range of experience, skills, areas of expertise, knowledge and business judgment, high integrity and demonstrated superior performance or accomplishments in his or her professional undertakings.

The Board may utilize the services of a search firm to help identify candidates for director who meet the qualifications outlined above.

The Board will also consider for nomination as director qualified candidates suggested by stockholders of the Company. Stockholders can suggest qualified candidates for nomination as director by writing to our corporate secretary at #700-300 South Fourth Street, Las Vegas, Nevada 89101. Submissions that are received that meet the criteria outlined above are forwarded to the full Board of Directors for further review and consideration.

CODE OF ETHICS

The Board of Directors has adopted a Code of Business Ethics covering all of its officers, directors and employees. The Company requires all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements its general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2005 and is available for review at the SEC's web site at www.sec.gov.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2005. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2005, except for the initial Form 3 filing of Theodor Hennig which was late. In making these disclosures, we have relied solely on written statements of our directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years to the Company's "named executive officers". None of the Company's other employees received greater than $100,000 in salary and bonus during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                      ANNUAL COMPENSATION                                   COMPENSATION
                                      ----------------------------------------------------- -----------------
NAME AND                              SALARY            BONUS             OTHER             STOCK
PRINCIPAL POSITION          YEAR      ($)               ($)               ($)               OPTIONS
--------------------------- --------- ----------------- ----------------- ----------------- -----------------
Donald Sampson,
    President (1)(2)        2005      $100,000          --                --                1,400,000
                            2004      --                --                --                --
                            2003      --                --                --                --

James Baker,
    President (3)           2005      --                --                --                --
                            2004      --                --                --                --
                            2003      --                --                --                --

         (1)      Mr.  Sampson's  service  as  President  and CEO began in March
                  2005.
         (2) During 2005, $100,000 of compensation to Mr. Sampson was accrued but was not paid and was owing at December 31, 2005.
         (3)      Mr. Baker's service as President and CEO ended in March 2005.

STOCK OPTION GRANTS

The following table sets forth information concerning the grant of stock options made during 2005 to each of the Named Officers:

                                                 PERCENT OF                                POTENTIAL REALIZABLE VALUE
                                                TOTAL OPTIONS                              AT ASSUMED ANNUAL RATES
                                                 GRANTED TO                                OF STOCK PRICE APPRECIATION
                                    OPTIONS     EMPLOYEES IN       PRICE      EXPIRATION        FOR OPTION TERM
         NAME                       GRANTED     FISCAL YEAR      PER SHARE      DATE            5%           10%
Donald Sampson..................  1,400,000         100.0%          $.50       5/2007            0           0
James Baker (1).................         --             --            --           --           --          --

-----------------
(1) No options were granted to Mr. Baker during the period of Mr. Baker's service as President and CEO during 2005. Subsequent to his term as President and CEO, Mr. Baker was granted 800,000 stock options in his capacity as a director. The options granted to Mr. Baker as a director expired on the subsequent termination of Mr. Baker's service as a director.

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during 2005 by each of the Named Officers and the number and value of unexercised options held by the Named Officers at the end of 2005:

                                                         NUMBER OF UNEXERCISED  VALUE OF UNEXERCISED
                             SHARES                                   OPTIONS AT                 IN-THE MONEY
OPTIONS
                         ACQUIRED ON       VALUE                    AT FY-END (#)                      AT FY-END
                                                                    -- ------ ---                      -- ------
($)(1)
NAME                     EXERCISE (#)   REALIZED ($)     EXERCISABLE  UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
----                     -------- ---   -------- ---     -----------  -------------    ----------- -------------
Donald Sampson........             0              0      1,400,000              --              0             --
James Baker...........             0              0              0              --              0             --

----------------------
(1) Based on the fair market value per share of the Common Stock at year-end, minus the exercise price of "in-the-money" options. The closing price for the Company's Common Stock on December 31, 2005 on the OTC Bulletin Board was $.13.

DIRECTOR COMPENSATION

The Company currently does not pay any compensation to its directors other than reimbursing costs related to performing their duties. Directors are granted stock options pursuant to the Company's stock option plan. In connection with the adoption of the Company's 2005 Long Term Performance Plan, during 2005, each of the non-employee directors was granted, on a one-time basis, stock options to purchase 1,000,000 shares of common stock at $0.50 and expiring in May 2007.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EDITDA thresholds be met..

Except for Mr. Sampson's employment agreement and Mr. Hennig's consulting agreement, the Company does not presently have employment agreements, or agreements relating to changes in control of the company, with any of its officers or employees.

The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2006, 56,847,458 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

* each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
*      each of the Company's directors;
*      each of the Company's named executive officers; and
*      all of the Company's directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                       Amount and Nature of Beneficial Ownership
                                                          (1)
                                                            Shares Underlying
-------------------------------------  ---------------    Options, Warrants and    ---------------  -----------------
                                                            Other Convertible
          Name and Address                                   Securities (2)                            Percent of
         of Beneficial Owner               Shares                                     Total (2)         Class (2)

Donald Sampson (3)                           5,879,500                  2,900,000        8,779,500              14.7%
Theodor Hennig                                 964,688                  1,500,000        2,464,688               4.2%
Donald Getty (4)                               975,000                  1,750,000        2,725,000               4.7%
Hans-Eberhardt Frenzel                               0                    250,000          250,000                  *
Bert Lavellee (5)                            3,481,495                          0        3,481,495               6.1%
All executive officers and directors
as a group (4 persons)                 ---------------                  6,400,000       14,219,188              22.5%
                                             7,819,188

*     Less than 1%.
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2) Includes shares of Common Stock not outstanding, but which are subject to options, warrants and other convertible securities exercisable or convertible within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options.
(3) Address is 7716 W. Rutter Pkwy, Seattle, Washington. Includes 39,500 shares held by members of Mr. Sampson's family.
(4) Shares indicated as owned by Mr. Getty are held of record by Sunnybank Investments Ltd. (5) Shares indicated as owned by Mr. Lavellee are held of record by Lavellee Financial Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has, from time to time, entered into transactions with various entities controlled by the Company's current or former principal shareholders, officers and directors.

During 2005, the Company acquired three autoclave units, with a market value of $400,000, from Mr. Sampson in exchange for the issuance of 800,000 shares of our common stock with a market value of $400,000. The autoclave units were acquired for use in connection with the planned upgrade of the Beiseker facility. As a result of the termination of operations and return of control of the Beiseker facility, the Company wrote-down the full book value of the autoclave units at December 31, 2005.

During 2005, Mr. Sampson advanced to the Company a total of $8,896 to support operations. The amounts due to Mr. Sampson by the Company at December 31, 2005 $120,809.21 are repayable on demand.

Amounts owed to shareholders totaled $773,903 at December 31, 2005. All such amounts were repayable on demand with no specific repayment terms. In April 2006, substantially all amounts owed to shareholders, including accrued but unpaid salary and expenses, totaling $735,649 were converted into an aggregate of 7,949,428 shares of common stock. The conversion price of such debt was at or above the market price of the stock on the dates of conversion.

ITEM 13. EXHIBITS

      Exhibit Number        Description of Exhibit

         2.1*     Purchase Agreement by and between Canglobe International, Inc.
                  and Cristallo Engineering
        2.2      Agreement,  dated  as of March  17,  2006,  between  Globetech
                  Environmental,  Inc.,  Hans-Eberhardt Frenzel, Helmut Goldner,
                  Goldner Umwelt & Hygienetechnik  GmbH, and Logmed  Technologie
                  GmbH  (incorporated  by reference to the  respective  exhibits filed with the  Registrants  Current Report on Form 8-K, dated
                  March 17, 2006 and filed with the SEC on April 3, 2006)
         3.1      Articles of  Incorporation  (incorporated  by reference to the
                  respective  exhibits  filed  with  Registrant's   Registration
                  Statement on Form 10-SB filed October 20, 1999)
         3.2      Amended Articles of  Incorporation  (incorporated by reference
                  to   the   respective   exhibits   filed   with   Registrant's
                  Registration Statement on Form 10-SB filed October 20, 1999)
         3.3      Bylaws  (incorporated by reference to the respective  exhibits filed with Registrant's  Registration  Statement on Form 10-SB filed October 20, 1999)
         10.1*    Employment Agreement, between Canglobe International, Inc. and
                  Donald Sampson
         10.2     Canglobe  International,  Inc. 2005  Long-Term  Incentive Plan
                  (incorporated  by reference to the  respective  exhibits filed with  Registrant's  Definitive Proxy Statement on Schedule 14A
                  filed July 11, 2005)
         10.3*    Consulting Agreement between Globetech Environmental, Inc.
         10.4     Globetech  Environmental,  Inc. 2006  Consultant  and Employee
                  Stock  Plan  (incorporated  by  reference  to  the  respective exhibits  filed with the  Registrant's  Current Report on Form
                  8-K,  dated  April 1, 2006 and filed  with the SEC on April 6,
                  2006)
         14.1*    Code of Ethics for CEO and Senior Financial Officers
         21.1*    List of subsidiaries
         31.1*    Section 302 Certification - CEO
         31.2*    Section 302 Certification - CFO
         32.1*    Section 906 Certification - CEO
         32.2*    Section 906 Certification - CFO

*        Filed herewith

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS


The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:


                                   Fiscal 2005           Fiscal 2004
                                   -----------           -----------
   Audit fees                              $     10,000         $      5,498
   Audit related fees                                --                   --
   Tax fees                                         193                  143
   All other fees                                    --                   --
                                   --------------------- --------------------
       Total                               $     10,193          $     5,641
                                   ===================== ====================

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

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (FORMERLY CANGLOBE INTERNATIONAL, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2005 and 2004...............................................F - 3

Statements of Operations for the years ended
  December 31, 2005 and 2004 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2005...F - 4

Statement of Stockholders' Equity
  Since April 7, 1997 (inception) to December 31, 2005.....................F - 5

Statements of Cash Flows for the years ended
  December 31, 2005 and 2004 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2005...F - 7

Notes to Financial Statements..............................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


Globetech Environmental, Inc.
(Formerly Canglobe International, Inc.)
(A Development Stage Company)

         We have audited the accompanying balance sheets of Globetech Environmental, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations and cash flows for the two years then ended and the cumulative since December 1, 2001 to December 31, 2005 and the statement of stockholders' equity from April 7, 1997 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globetech Environmental, Inc. (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the cumulative since December 1, 2001 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operation and has a deficit in stockholders' equity as of December 31, 2005 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co,
                                                    Certified Public Accountants

Salt Lake City, Utah
April 17, 2006

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                        December 31,
                                                            -------------------------------------
                                                                  2005                2004
                                                            -----------------   -----------------
Assets
   Cash and cash equivalents                                $           1,219   $               -
                                                            -----------------   -----------------
      Total Current Assets                                              1,219                   -
                                                            -----------------   -----------------

      Total Assets                                          $           1,219   $               -
                                                            =================   =================

Liabilities and Shareholders' Equity
Liabilities
   Accounts payable and accrued liabilities                 $          80,845   $         254,110
   Due to shareholders                                                733,903              12,994
                                                            -----------------   -----------------
      Total Current Liabilities                                       814,748             267,104
                                                            -----------------   -----------------
      Total Liabilities                                               814,748             267,104
                                                            -----------------   -----------------

Stockholders' Equity
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 48,073,030 at
    December 31, 2005 and 18,303,462 at
    December 31, 2004                                                  48,073              18,303
  Paid-In Capital                                                   2,374,342             508,396
  Retained Deficit                                                   (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                             (2,962,512)           (520,371)
                                                            -----------------   -----------------
     Total Stockholders' Equity                                      (813,529)           (267,104)
                                                            -----------------   -----------------
       Total Liabilities and Stockholders' Equity           $           1,219   $               -
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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                          --------------------------------------
                                                                 2005               2004               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -

Expenses
   Consulting                                                        236,637             223,376            460,013
   General and Administrative                                        192,264              15,312            489,006
                                                          ------------------ ------------------- ------------------
      Total Expenses                                                 428,901             238,688            949,019
                                                          ------------------ ------------------- ------------------

Other Income (Expense)
   Interest Expense                                                 (247,858)                  -           (247,858)
   Currency Exchange                                                    (285)                  -               (285)
   Write-Down of Assets                                             (400,000)                  -           (400,000)
   Write-Down of License Rights                                     (101,276)                  -           (101,276)
   Loss on Investments                                            (1,558,485)                  -         (1,558,485)
   Forgiveness of Debt                                               294,664                (253)           294,411
                                                          ------------------ ------------------- ------------------

Total Other Income (Expense)                                      (2,013,240)               (253)        (2,013,493)
                                                          ------------------ ------------------- ------------------

Net Loss                                                  $       (2,442,141)$          (238,941)$       (2,962,512)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $           (0.06) $            (0.01)
                                                          ================== ===================

Weighted Average Shares Outstanding                               44,435,150          18,303,462
                                                          ================== ===================





   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                     December 1,
                                                                                                                        2001
                                                                                                                    Inception of
                                                            Common Stock              Paid-In       Retained         Development
                                                       Shares         Par Value       Capital        Deficit            Stage
                                                   ---------------  -------------- ------------- ---------------  -----------------
Balance at April 7, 1997(inception)                              -  $            - $           - $             -  $               -

April 18, 1997 Issuance of  Stock
  for payment of accounts payable                          675,000             675         8,537               -                  -
Net Loss                                                         -               -             -          (1,100)                 -
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1997                               675,000             675         8,537          (1,100)                 -

Retroactive Adjustment for 6:1
Stock Split February 24, 2005                            3,375,000           3,375        (3,375)              -
                                                   ---------------  -------------- ------------- ---------------  -----------------

Restated Balance at December 31, 1997                    4,050,000           4,050         5,162          (1,100)

Net Loss                                                         -               -             -            (100)                 -
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1998                             4,050,000           4,050         5,162          (1,200)                 -

Net Loss                                                         -               -             -          (4,086)                 -
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 1999                             4,050,000           4,050         5,162          (5,286)                 -

March 31, 2000 Issuance of Stock
  for payment of accounts payable                        8,250,000           8,250         2,750               -                  -
Net Loss                                                         -               -             -        (252,026)
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2000                            12,300,000          12,300         7,912        (257,312)                 -

Net Loss                                                         -               -             -         (16,120)            (4,313)
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2001                            12,300,000          12,300         7,912        (273,432)            (4,313)

June 24, 2002, Shares Issued for
   Services                                              1,800,042           1,800       224,459               -                  -

Net Loss                                                         -               -             -               -           (228,459)
                                                   ---------------  -------------- ------------- ---------------  -----------------

Balance at December 31, 2002                            14,100,042          14,100       232,371        (273,432)          (232,772)
                                                   ---------------  -------------- ------------- ---------------  -----------------

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2005
                                   (Continued)

                                                                                                                     Cumulative
                                                                                                                        Since
                                                                                                                     December 1,
                                                                                                                        2001
                                                                                                                    Inception of
                                                             Common Stock              Paid-In       Retained        Development
                                                        Shares        Par Value        Capital        Deficit           Stage
                                                    --------------  -------------- --------------- -------------  -----------------
October 31, 2003, Stock issued for                       4,203,420  $        4,203 $       276,025 $            - $                -
   Conversion of debt

Net Loss                                                         -               -               -                -         (48,658)
                                                    --------------  -------------- --------------- -------------  -----------------

Balance at December 31, 2003                            18,303,462          18,303         508,396      (273,432)          (281,430)
                                                    --------------  -------------- --------------- -------------  -----------------

Net Loss                                                         -               -               -             -           (238,941)
                                                    --------------  -------------- --------------- -------------  -----------------

Balance at December 31, 2004                            18,303,462          18,303         508,396      (273,432)          (520,371)

February 2, 2005, Stock Issued for Debt                 26,969,568          26,970         220,888             -                  -
February 2, 2005 Beneficial Conversion                           -               -         247,858             -                  -
June 6, 2005, Stock Issued for Equipment                   800,000             800         399,200             -                  -
June 20, 2005, Stock Issued for Acquisition              2,000,000           2,000         998,000             -                  -

Net Loss                                                         -               -               -             -         (2,442,141)
                                                    --------------  -------------- --------------- -------------  -----------------

Balance at December 31, 2005                            48,073,030  $       48,073 $     2,374,342 $    (273,432) $      (2,962,512)
                                                    ==============  ============== =============== =============  =================






   The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                        December 31,                Development
                                                             -----------------------------------
                                                                   2005               2004             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss for the period                                      $      (2,442,141) $       (238,941)$       (2,962,512)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and Amortization                                          -                 -              3,088
      Common Stock Issued for Services                                       -                 -            226,259
      Write-Down of Assets                                             400,000                 -            400,000
      Write-Down of Licensing Rights                                   101,276                 -            101,276
      Interest Expense from Beneficial Conversion                      247,858                 -            247,858
      Loss on Investment                                             1,558,485                 -          1,558,485
Changes in Operating Assets and Liabilities
   Increase (Decrease) in Accounts Payable                            (173,265)          228,484             63,446
                                                             -----------------  ---------------- ------------------
  Net Cash Used in operating activities                               (307,787)          (10,457)          (362,100)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of property and equipment                                        -                 -                  -
                                                             -----------------  ---------------- ------------------
Net cash provided by investing activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from shareholder advances                                  309,006            10,457            362,578
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                              309,006            10,457            362,578
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                              1,219                 -                478
Cash and Cash Equivalents at Beginning of Period                             -                 -                741
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents at End of Period                   $           1,219  $              - $            1,219
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and income taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $        247,858  $        280,228 $           528,086
Shares Issued to Acquire Equipment                           $        400,000  $              - $           400,000
Shares Issued to Acquire Company                             $      1,000,000  $              - $         1,000,000

   The accompanying notes are an integral part of these financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,235,944 for the period from April 7, 1997 (inception) to December 31, 2005, has no source of revenue, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (continued)

State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001, the Company abandoned the internet business and since December 2001, the Company is in the development stage, and has not commenced planned principal operations. On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company. On January 16, 2003, the Company changed its name to Canglobe International, Inc. On August 12, 2005, the Company changed its name to Globebtech Environmental, Inc.

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

Principles of Consolidation

         The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.) and Beiseker Envirotech, Inc., a wholly owned subsidiary, and CW Remediation, Ltd., which the Company has a 50 percent interest, of which Beiseker Envirotech, Inc. and CW Remediation are dormant.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant inter-company accounts and transactions have been eliminated.

Nature of Business

         The Company has been pursuing opportunities in the medical waste treatment industry.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

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

NOTE 3 - COMMITMENTS

         As of December 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 3 - COMMITMENTS (Continued)

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause. As of December 31, 2005 and 2004, $0 and $0 in salary has been paid and $100,000 and $0 has been accrued.

            The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of December 31, 2005 and 2004, $0 and $0 in fees and expenses have been paid and $40,258 and $0 have been accrued.

            Except for Mr. Sampson's employment agreement and Mr. Hennig's consulting agreement, the Company does not presently have employment agreements, or agreements relating to changes in control of the company, with any of its officers or employees.

            The Company  expects to enter into  employment  agreements  with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

NOTE 4 - SHAREHOLDER ADVANCES

            Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2005 and 2004, the Company owed $733,903 and $12,994, respectively, relating to these notes.

NOTE 5 - STOCK SPLIT

            On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

            On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 share

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 5 - STOCK SPLIT (Continued)

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

NOTE 6 - ACQUISITION PLANS

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

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 7 - COMMON STOCK TRANSACTIONS

            On June 24, 2002, the Company issued 300,000 shares of common stock for $198,000 in consulting services to be performed over a six month period.

            On October 31, 2003, the board of directors approved a debt to equity transaction, where $280,228 in debt was converted into 700,570 shares of restricted common stock.

            On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10 percent interest rate. The promissory notes were convertible on demand to common shares at $0.05 to $0.07 per share. On February 2, 2005, the creditors converted their convertible promissory notes into 26,969,568 shares of common stock. On January 27, 2005, the fair market value of the stock was $0.35, therefore the fair market value of the stock was greater than the conversion price of $0.05 to $0.07, the Company has recognized interest expense of $247,858 in connection with this beneficial conversion.

            Pursuant to the conditional purchase agreement with Cristallo Holdings Inc. (see Note 6 above), the Company issued 2,000,000 shares to Cristallo at fair market value of $.50 per share.

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

NOTE 8 - STOCK OPTIONS

            Pursuant to a year 2003 and 2005 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non- qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered by the Board of Directors ("Board"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

            In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Board, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Board, with monies borrowed from the Company.

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 8 - STOCK OPTIONS (Continued)

            Subject to the foregoing, the Board has broad discretion to decide the terms and conditions applicable to options granted under the Plan. The Board may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee's option as the Board shall deem advisable.

            During 2005, the Company granted its President an option to purchase 1,400,000 shares of its common stock at an exercise price of $0.50 for an exercise period expiring May 2007. The fair market price per share at the date the options were granted was $0.13. No compensation expense was recorded.

            During 2005, the Company granted its Officers and Directors an option to purchase 6,600,00 shares of its common stock at an exercise price of $0.50 for an exercise period expiring December 2005 through May 2007. The fair market price per share at the date the options were granted was $0.13. No compensation expense was recorded.

            The following table sets forth the options outstanding as of December 31, 2005 and 2004:

                                                          December 31,        Weighted Average
                                                              2005             Exercise Price
                                                        -----------------     -----------------
Options Outstanding, Beginning of year                                  -     $               -
            Granted                                             8,000,000                  0.50
            Expired                                            (4,600,000)                 0.50
            Exercised                                                   -                     -
                                                        -----------------     -----------------
Options Outstanding, End of year                                3,400,000                  0.50
                                                        =================     =================
Exercise price for options outstanding, end of period   $            0.50     $               -
                                                        =================     =================

         The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at December 31, 2005:

                                         Remaining       Weighted       Number of        Weighted
                                        Contractual       Average        Options          Average
                         Options           Life          Exercise       Currently        Exercise
  Exercise Prices      Outstanding      (in years)         Price       Exercisable         Price
-------------------- ---------------- -------------   -------------  ---------------  -----------
       $ 0.50               3,400,000      1.41           $ 0.50           3,400,000      $ 0.50

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 9 - LOSS ON INVESTMENTS

            The Company operated the Beiseker facility during 2005 pursuant to the terms of the proposed acquisition of the facility. Subsequent to year-end, the Company determined that the seller of the facility, Cristallo Holdings, had not performed fully under the terms of the acquisition agreement regarding the Beiseker facility and determined to cease operation of the Beiseker facility and to return control of those facilities to Cristallo Holdings. As a result of the cessation of operation of the Beiseker facility and return of control of the same to Cristallo Holdings due to non- performance under the acquisition agreement, the Company has excluded all revenues and expenses associated with the operation of the Beiseker facility from its consolidated Statement of Operations. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005.

NOTE 10 - SUBSEQUENT EVENTS

            On March 17, 2006, Globetech Environmental, Inc. ("Globetech") entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH ("Logmed Technologie") pursuant to which Globetech agreed to purchase:

         o for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie;
         o for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany; and
         o for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

             The agreement also provides that Globetech will pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed and assignment to Logmed of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

        The aggregate sums payable by Globetech under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in installments as follows:

o 50,000 Euro is credited for payments previously made by a third party on the request of Globetech;
o        150,000 Euro is due March 23, 2006;

                          GLOBETECH ENVIRONMENTAL, INC.
                     (Formerly Canglobe International, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   (Continued)

NOTE 10 - SUBSEQUENT EVENTS (Continued)

o        500,002  Euro is due  December 31, 2006;
o        434,000  Euro is due  December  31,  2007;  and
o        365,998 Euro is due December 31, 2008.

           In addition to the installments payable under the agreement, Globetech has agreed to pay to Goldner an ongoing fee with respect to each Logmed unit sold by Globetech in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by Globetech, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in installments, the fee payable to Goldner is payable upon receipt of the first installment. With respect to units operated or licensed by Globetech or its affiliates, Globetech will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

            In April 2006, the Company adopted the Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan pursuant to which 5,000,000 shares were reserved for issuance as payment for services to the Company. Also in April 2006, the Company issued an aggregate of 3,789,688 shares of common stock in settlement of $303,175 of salary, fees and expenses owed, including 2,964,688 shares issued to the Company's principal officers in settlement of $237,175 of accrued but unpaid salary, fees and expenses.

            In April 2006, the Company agreed to issue 4,984,740 shares to extinguish $498,474 due to several shareholders of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                           GLOBETECH ENVIRONMENTAL, INC.

                                           By: /s/ Donald Sampson*
                                           Donald Sampson, President

Date: May  17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                         Date


/s/ Donald Sampson*       President and Director                 May  17, 2006
-------------------------
Donald Sampson            (Principal Executive Officer)


/s/Theodor Hennig________ Chief Financial Officer and Director   May  17, 2006
-----------
Theodor Hennig            (Principal Financial and Accounting
                          Officer)

/s/Donald Getty*          Director                               May  17, 2006
-------------------------
Donald Getty

/s/Hans-Eberhart Frenzel* Director                               May  17, 2006
-------------------------
Hans-Eberhardt Frenzel







* Signed by Theodor Hennig on behalf of Donald Sampson, Donald Getty and Hans-Eberhart Frenzel, as approved by Board of Directors on April 27, 2006.


                                       30


EXHIBIT 31.1
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Donald Sampson, Chief Executive Officer of Globetech Environmental Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Globetech Environmental, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    May 17, 2006

/s/Donald Sampson*
DONALD SAMPSON
Chief Executive Officer
(Principal Executive Officer)





                                                                    EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I,  THEODOR   HENNIG,   Principal   Accounting   Officer  of  Globetech
         Environmental, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Globetech Environmental, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    May 17, 2006

/s/Theodor Hennig
THEODOR HENNIG
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)



                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Globetech Environmental, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Sampson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Donald Sampson*
DONALD SAMPSON
Chief Executive Officer
(Principal Executive Officer)
May 17, 2006



     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-KSB solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.





                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Globetech Environmentall, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodor Hennig, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Theodor Hennig
THEODOR HENNIG
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
May 17, 2006



     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-KSB solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.