Form 10QSB
period 2006-03-31
CANGLOBE INTERNATIONAL INC
filed 2006-08-04
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-27737

                          GLOBETECH ENVIRONMENTAL, INC.
        (Exact name of small business issuer as specified in its charter)

                     Nevada                                77-0454856
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)               Identification No.)

              #700-300 South Fourth Street, Las Vega, Nevada 89101
               (Address of principal executive offices)(Zip Code)

                                 (403) 261-2929
              (Registrant's telephone number, including area code)

                          CANGLOBE INTERNATIONAL, INC.
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         As of June 1, 2006, we had 56,847,458 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,           December 31,
                                                                         2006                 2005
                                                                  ------------------- ---------------------
Assets:
   Cash and Cash Equivalents                                               $   9,763            $    1,219
   Prepaid & advances                                                         15,343                     -
   Accounts Receivable                                                         1,629                     -
                                                                  ------------------- ---------------------

      Total Current Assets                                                    26,735                 1,219
                                                                  ------------------- ---------------------

   Tangible assets                                                            41,276                     -
   Intangible property - patents, licenses                                 1,286,840                     -
   Investment in Beiseker                                                     39,274                     -
                                                                  ------------------- ---------------------

      Total Assets                                                        $1,394,125            $    1,219
                                                                  =================== =====================

 Liabilities and Shareholders' Equity
 Liabilities:
    Accounts Payable and Accrued Liabilities                               $ 194,887            $   80,845
    Due to Goldner et al -current portion                                    607,000                     -
    Due to related party                                                      87,167                     -
    Demand Notes Payable                                                     171,233                     -
    Due to Shareholders                                                      733,903               733,903
                                                                  ------------------- ---------------------

       Total Current Liabilities                                           1,794,190               814,748
                                                                  ------------------- ---------------------

     Due to Goldner et al                                                    971,200                     -
     Convertible Debentures                                                   45,000                     -
                                                                  ------------------- ---------------------

        Total Liabilities                                                  2,810,390               814,748
                                                                  ------------------- ---------------------

 Stockholders' Equity:
   Common Stock, Par value $.001, Authorized
     100,000,000 shares, Issued 48,073,030 at
     March 31, 2006 and at December 31, 2005                                  48,073                48,073
   Paid-In Capital                                                         2,374,342             2,374,342
   Retained Deficit                                                        (273,432)             (273,432)
   Deficit Accumulated During the
      Development Stage                                                  (3,565,248)           (2,962,512)
                                                                  ------------------- ---------------------
      Total Stockholders' Equity                                         (1,416,265)             (813,529)
                                                                  ------------------- ---------------------

        Total Liabilities and Stockholders' Equity                        $1,394,125            $    1,219
                                                                  =================== =====================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Cumulative
                                                                                              Since
                                                                                           December 1,
                                                                                              2001
                                               For the Three Months Ended                 Inception of
                                                        March 31,                          Development
                                       --------------------------------------------
                                               2006                   2005                    Stage
                                       ---------------------- --------------------- --------------------------

Revenues                                             $     -               $     -                   $      -
Costs of Sales                                             -                     -                          -
                                       ---------------------- --------------------- --------------------------

Gross Profit                                               -                     -                          -

Expenses:
Consulting                                            78,458                     -                    538,471
General and Administrative                            48,121               134,815                    537,127
                                       ---------------------- --------------------- --------------------------
      Total Expenses                                 126,579               134,815                  1,075,598
                                       ---------------------- --------------------- --------------------------

     Operating Loss                                (126,579)             (134,815)                (1,075,598)

Other Income (Expense):
Interest Expense                                     (1,336)                     -                  (249,194)
Currency Exchange                                          -                     -                      (285)
Write-Down of Goodwill/Assets                      (474,821)                     -                  (874,821)
Write-Down of License Rights                               -                     -                  (101,276)
Loss on Investment                                         -                     -                (1,558,485)
Forgiveness of Debt                                        -                     -                    294,411
                                       ---------------------- --------------------- --------------------------

Total Other Income (Expense)                       (476,157)                     -                (2,489,650)
                                       ---------------------- --------------------- --------------------------

     Net Income (Loss)                           $ (602,736)            $(134,815)              $ (3,565,248)
                                       ====================== ===================== ==========================

Loss per Share, Basic &
Diluted                                           $   (0.01)             $  (0.00)
                                       ====================== =====================

Weighted Average Shares
Outstanding                                       48,073,030            35,683,850
                                       ====================== =====================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                 For the Three Months Ended         Inception of
                                                                          March 31,                 Development
                                                             ------------------------------------
                                                                   2006               2005             Stage
                                                             ------------------ ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                             $(602,736)        $(134,815)       $(3,565,248)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                           -                 -              3,088
     Common Stock Issued for Services                                        -                 -            226,259
     Write-Down of Assets                                              474,821                 -            874,821
     Write-Down of Licensing Rights                                          -                 -            101,276
     Interest Expense from Beneficial Conversion                             -                 -            247,858
     Loss on Investment                                                      -                 -          1,558,485
Changes in Operating Assets and Liabilities
     Increase (Decrease) in Accounts Payable                           114,042            57,338            177,488
     Increase (Decrease) due to Goldner et al                        1,578,200                 -          1,578,200
     Increase (Decrease) in Accrued Interest                                 -                 -                  -
                                                             ------------------ ------------------------------------
Net Cash Provided/Used in Operating Activities                       1,564,327          (77,477)          1,202,227
                                                             ------------------ ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Logmed Invesment                                               (492,285)                 -          (492,285)
      Beiseker Envirotech advances                                    (39,274)                 -           (39,274)
      Halle Machine                                                   (41,276)                 -           (41,276)
      Patents / licenses                                           (1,286,840)                 -        (1,286,840)
      Cash acquired in acquisition                                         492                 -                492
                                                             ------------------ ------------------------------------
Net Cash Used in Investing Activities                              (1,859,183)                 -        (1,859,183)
                                                             ------------------ ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for logmed
     Proceeds from Shareholder Loans                                         -            85,718            362,578
     Related Party Loan                                                 87,167                 -             87,167
     Sale of Demand Promissory Note                                    171,233                 -            171,233
     Sale of Convertible Debentures                                     45,000                 -             45,000
                                                             ------------------ ------------------------------------
Net Cash Provided by Financing Activities                              303,400            85,718            665,978
                                                             ------------------ ------------------------------------

Net (Decrease) Increase in Cash                                           8544             8,241               9022
Cash at Beginning of Period                                              1,219                 -                741
                                                             ------------------ ------------------------------------
Cash at End of Period                                                   $9,763         $   8,241             $9,763
                                                             ================== ====================================


    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                 For the Three Months Ended        Inception of
                                                                         March 31,                  Development
                                                             -----------------------------------
                                                                   2006              2005              Stage
                                                             ----------------- -------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                           $      -           $     -            $      -
  Franchise and income taxes                                         $      -           $     -            $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                                      $      -        $  247,858          $  528,086
Shares Issued to Acquire Equipment                                   $      -           $     -          $  400,000
Shares Issued to Acquire Company                                     $      -           $     -         $ 1,000,000


























    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005

NOTE 1 - INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements of Globetech Environmental, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by our independent registered public accounting firm. The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,838,680 for the period from April 7, 1997 (inception) to March 31, 2006, has no source of revenue, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subsequently, the Company has decided not to pursue the license agreement with BREP and AWRD and has decided that in the absence of research and development efforts the value of the technology is $0. Thus, the intangible assets were written-down $101,276

During March 2006, the Company has closed on the acquisition of patents, marketing rights, technology, equipment and intellectual property of H. Goldners' Logmed Technology. Logmed is a world-leading patented technology that sterilizes medical and bio-hazardous waste through a process that includes shredding, heating and the application of pressure. Logmed machines are currently operating in several countries including Holland, Germany and France and have a substantial history of reliable performance.
The company plans to market for sale and lease the Logmed machines worldwide. The Logmed machines are also capable of neutralizing prions (proteins associated with mad cow disease and chronic wasting diseases) and plans are under way to obtain government approval for such applications in North America and the EU.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.) Logmed Technologie GmbH a wholly owned subsiary, Beiseker Envirotech, Inc., a wholly owned subsidiary, and CW Remediation, Ltd., which the Company has a 50 percent interest, of which Beiseker Envirotech, Inc. and CW Remediation are insolvent and dormant respectively.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant inter-company accounts and transactions have been eliminated.

Nature of Business

The Company has been pursuing opportunities in the medical waste treatment industry.

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows: o monetary items at the rate prevailing at the balance sheet date; o non-monetary items at the historical exchange rate; o revenue and expense at the average rate in effect during the applicable accounting period Exchange gains or losses arising on translation are included in income (loss) for the year.

Reclassifications

Certain reclassifications have been made in the 2005 financial statements to conform with the 2006 presentation.

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

 NOTE 4 - COMMITMENTS

As of March 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 4 - COMMITMENTS (Continued)

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause. As of March 31, 2006 and 2005, $0 and $0 in salary has been paid and $130,000 and $0 has been accrued.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of March 31, 2006 and 2005, $0 and $0 in fees and expenses have been paid and $75,338 and $0 have been accrued.

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

NOTE 5 - SHAREHOLDER ADVANCES

Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of March 31, 2006 and December 31 2005, the Company owed $733,903 and $733,903, respectively, relating to these notes.

NOTE 6 - DEMAND NOTES PAYABLE

The Company financed the 150,000 Euro Logmed down payment through a demand Promissory Note with Creative Financial Solutions, LLC of Arizona. The Note is for $200,000 Cdn, bears interest at 12% per annum and can be converted to shares.

NOTE 7 - RELATED PARTY PAYABLES

The Company financed the 50,000 Euro Logmed down payment and some working capital advances through a demand Promissory Note with the spouse of a Company officer. The Note is for $90,000 Cdn, bears interest at 12% per annum and can be converted to shares.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 8 - CONVERTIBLE DEBENTURES

The Company issued $45,000 in convertible debentures during the first quarter of 2006. The debentures are for a term of two years, pay interest at 8% per annum and can be converted to common shares at market. The debentures were issued with warrants attached which granted the holder to acquire one share for each $1 of debenture for $.15 during the first year and $.25 during the second year of the term.

NOTE 9 - ACQUISITIONS

Beiseker Waste Treatment Facility - Abandoned Acquisition

On April 8, 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings, Inc. a medical waste treatment facility in Beiseker, Alberta, Canada. The agreement on the Beiseker facility provided for a purchase price of $2,000,000 (Canadian) plus 2,000,000 shares of common stock, the cash portion of the price payable in installments with a portion of the price financed by the seller and a portion financed by mortgage financing, to be provided by a third party lender. As an integral term of the Beiseker acquisition, the seller, Cristallo Holdings, Inc., agreed to deliver to the Company technology and marketing rights related to a medical waste treatment technology developed by H. Goldner (the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings, Inc. of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were further amended.

In March 2006, the Company determined that Cristallo Holdings, Inc had defaulted on its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination and failed efforts to negotiate revised terms with Cristallo, the Company acquired the Logmed Technologies directly from H. Goldner and affiliates in March 2006, terminated the acquisition of the Beiseker facility and returned the facility to Cristallo Holdings, Inc. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005. Up until March 15, 2006 the Company continued to fund the operations of Beiseker Envirotech Inc, after which time the operation was shut down. As of March 31, 2006, $39,274 of advances were listed on the balance sheet. The entire receivable was collected in the subsequent quarter.

Logmed Acquisition

On March 17, 2006, Globetech Environmental, Inc. ("Globetech") entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH ("Logmed Technologie") pursuant to which Globetech agreed to purchase:

o for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie. The unpaid portion of the 406,000 Euro purchase consideration for the Logmed Technologie GmbH shares will accrue interest at 8% per annum from March 23, 2006 until the final payment is made on December 31, 2008;

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 9 - ACQUISITIONS (Continued)

o for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany. The Logmed acquisition agreement states that the purchaser (Globetech) will be responsible for any Value-Added-Tax liabilities that may arise on this transaction. The purchase of the Halle Logmed machine for Euro 35,000 is the only portion that attracts VAT, however as this machine is to be transferred to Logmed Technologies GmbH, a credit will be created which will offset any VAT and hence no liability has been recorded in the consolidated financials. Germany's current VAT rate is 16% and is set to go to 20% shortly; and

o for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

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

The aggregate sums payable by Globetech under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in installments as follows:

o 50,000 Euro is credited for payments previously made through Cristallo Holdings, Inc. on the request of Globetech;

o        150,000 Euro was due and paid March 23, 2006;

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

In the event that the Company cannot meet its financial obligations under the Logmed Acquisition as they become due, and the repayment terms are not renegotiated, the Company stands to lose all assets and deposits made to date under this agreement.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 10 - STOCK SPLIT

On May 6, 1999, the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 share of restricted common stock returned to the Company by and on behalf of Mr. Daniel L. Hodges, formerly the sole Officer and Director of the Company. The 800,000 shares were canceled immediately upon receipt. Also on February 23, 2000 the Board of Directors authorized a 27 to 1 stock split. As a result of this split the Company issued 5,200,000 shares of common stock.

On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split and cancellation of shares.

NOTE 11 - COMMON STOCK TRANSACTIONS

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

Pursuant to the conditional purchase agreement with Cristallo Holdings Inc. (see
Note 9 above), the Company issued 2,000,000 shares to Cristallo at fair market value of $.50 per share. A stop trade has been placed on these shares pending there eventual return for failure to perform.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 12 - STOCK OPTIONS

Pursuant to a year 2003 and 2005 Stock Option and Compensation Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as for the grant of stock options to employees that qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986 or as non-qualified stock options. The Plan is administered by the Board of Directors ("Board"), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof.

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

During 2005, the Company granted its Officers and Directors an option to purchase 6,600,000 shares of its common stock at an exercise price of $0.50 for an exercise period expiring December 2005 through May 2007. The fair market price per share at the date the options were granted was $0.13. No compensation expense was recorded.

Effective December 31, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("FAS 123R"). Prior to 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.

Our loss from operations and net loss for the three months ended March 31, 2006 was not effected by our adoption of FAS 123R as compared to our results had we accounted for stock-based compensation under APB 25.

During the quarter ended March 31, 2006, the Company granted its Officers and Directors options to purchase 4,000,000 shares of its common stock at an exercise price of $0.08 for an exercise period

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 12 - STOCK OPTIONS (Continued)

expiring through March 2008. The fair market price per share at the date the options were granted was $0.08 and therefore no compensation expense was recorded. Two company consultants were also granted options to purchase 600,000 shares in aggregate at an exercise price of $.08 under the same terms and conditions.

The following table summarized stock option activity during the three months ended March 31, 2006:

                                                              WEIGHTED
                                                              AVERAGE
                              SHARES EXERCISE PRICE
                                          -----------------------------------
Outstanding at beginning of year              3,400,000 $               0.50
Granted                                       4,600,000                 0.08
Exercised                                             --                    --
Forfeited                                             --                    --
                                          -----------------------------------

Outstanding at end of period                  8,000,000 $               0.26
                                          ===================================

Options exercisable at end of period          8,000,000 $               0.26
                                          ===================================

The  following  table   summarizes   information   concerning   outstanding  and
exercisable common stock options under the 2005 Plan at March 31, 2006:

  EXERCISE     OPTIONS      REMAINING              WEIGHTED             NUMBER OF OPTIONS      WEIGHTED
                           CONTRACTUAL                                CURRENTLY EXERCISABLE     AVERAGE
                             LIFE (IN              AVERAGE                                     EXERCISE
   PRICE     OUTSTANDING      YEARS)            EXERCISE PRICE                                  PRICES
-------------------------------------------------------------------------------------------- --------------
   $0.50         3,400,000          1.41             $0.50                        3,400,000      $0.50

   $0.08         4,600,000           2.0             $0.08                        4,600,000      $0.08

NOTE 13 - LOSS ON INVESTMENTS

The Company operated the Beiseker facility during 2005 pursuant to the terms of the proposed acquisition of the facility. Subsequent to year-end, the Company determined that the seller of the facility, Cristallo Holdings, had not performed fully under the terms of the acquisition agreement regarding the Beiseker facility and determined to cease operation of the Beiseker facility and to return control of those facilities to Cristallo Holdings. As a result of the cessation of operation of the Beiseker facility and return of control of the same to Cristallo Holdings due to non-performance under the acquisition agreement, the Company has excluded all revenues and expenses associated with the operation of the Beiseker facility from its consolidated Statement of Operations. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005. During the first quarter of 2006 the Company continued to fund the operations of Beiseker Envirotech Inc, after which time the operation was shut

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 13 - LOSS ON INVESTMENTS (Continued)

down. As of March 31, 2006, $39,274 of advances were listed on the balance sheet. The entire receivable was collected in the subsequent quarter.

NOTE 14 - SUBSEQUENT EVENTS

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

In April 2006, the Company issued 4,984,740 shares to extinguish $498,474 due to several shareholders of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FORM 10-KSB FILED FOR THE YEAR ENDED DECEMBER 31, 2005, AND OTHER INFORMATION REGARDING OUR FINANCIALS PERFORMANCE FOR THE PERIOD COVERED BY THIS REPORT, INCLUDING, BUT NOT LIMITED TO, THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

Globetech Environmental, Inc.'s ("Globetech" or the "Company") business during the first quarter of 2006 consisted principally of the operation of the Beiseker medical waste treatment facility in Alberta, Canada. The Company began operating the Beiseker facility in June 2005 and operated that facility until March 2006. As a result of the failure of the seller to fully perform under the terms of the acquisition of the Beiseker facility, the Beiseker facility was returned to the seller of that facility in March 2006. The Company's investment in, and operations of, the Beiseker facility were reported as "loss on investments" during the year ended December 31, 2005. During the quarter ended March 31, 2006, the Company completed the acquisition of certain assets and operations of Logmed Technologie. With the exception of completion of the acquisition, no substantial operations relating to Logmed Technologie took place during the quarter. At, and for the quarter ended March 2005, the Company had no substantial operations other than ongoing efforts to acquire or invest in an operating business. Accordingly, the financial position and results at and for the quarters ended March 31, 2006 and 2005 may not be comparable given the changes in operations among those periods.

2006 DEVELOPMENTS

In March 2006, the Company determined that Cristallo Holdings Inc had defaulted in its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination, and efforts to negotiate revised terms with Cristallo Holdings Inc, the Company (1) acquired the Logmed Technologies directly from Logmed Technologie in March 2006 and (2) terminated operation of the Beiseker facility and notified Cristallo Holdings of its intent to terminate the purchase and return control of the Beiseker facilities. The Company is attempting to negotiate a formal agreement terminating the purchase of the Beiseker, returning the shares issued to Cristallo and releasing all claims relating to the proposed purchase and sale. As a result of the termination of the Company's operation of the Beiseker facility and the return of control of the facilities to Cristallo Holdings, the Company recorded none of the revenues or expenses relating to operation of the Beiseker facility during the quarter ended March 31, 2006.

With the direct acquisition of the Logmed Technologies and the termination of operation of the Beiseker facility, the Company plans to focus its operations during 2006 on the marketing, sales and leasing of Logmed machines.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2005. As of, and for the quarter ended, March 31, 2006, there have been no material changes or updates to the Company's critical accounting policies.

RESULTS OF OPERATIONS

REVENUES. The Company recorded no operating revenues during either the 2006 or 2005 first quarters. As noted, revenues attributable to the operation of the Beiseker facility were excluded from consolidated revenues for 2006 as a result of the termination of operation of the Beiseker facility and return of control of the facility to Cristallo Holdings based on the failure of Cristallo Holdings to fully perform under the terms of the proposed acquisition of the facility.

OPERATING EXPENSES. Operating expenses totaled $126,579 during the quarter ended March 31, 2006 as compared to $134,815 during the quarter ended March 31, 2005. Operating expenses consisted principally of salary and consulting fees and general corporate overhead. The decrease in operating expenses during the 2006 quarter was principally attributable to cost control measure and a narrowed focus implemented by new management. Operating expenses exclude all direct expenses of operation of the Beiseker facility.

OTHER INCOME (EXPENSE). The Company reported other expense, net of other income, of $1,336 during the 2006 quarter as compared to $0 during the 2005 quarter. Net other expense during the 2006 quarter consisted of interest on outstanding indebtedness. The Company has written off $474,821 in goodwill pertaining to the amount by which the Logmed Technologie GmbH share purchase price exceeded the net underlying net asset value.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL POSITION

The Company had nominal resources at March 31, 2006 and December 31, 2005 with a cash balance of $9,763 at March 31, 2006 and $1,219 at December 31, 2005 and a deficit in working capital of $1,767,455 at March 31, 2006 and $813,529 at December 31, 2005.

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

Included in the Company's working capital deficit at March 31, 2006 were shareholder loans totaling $733,903 and demand notes totaling $258,400. Subsequent to March 31, 2006, $ 498,474 in principal amount of loans from shareholders were converted into 4,984,740 shares of common stock and $303,175 in payables were settled for the issuance of 3,789,688 shares of common stock.

CASH FLOWS

The Company provided $1,578,200 in cash from operations during the 2006 quarter as compared to $77,514 used in operations during the 2005 quarter. The decrease in cash used in operations in the 2006 period was principally attributable to an increase in accounts payable and accrued expenses during the 2006 period.

Investing activities used $1,859,183 of cash during the 2006 quarter as compared to $0 used in investing activities during the 2005 quarter. Cash used in investing activities related to the Logmed technology acquisition during the 2006 quarter.

Financing activities provided $303,400 of cash to the Company during the 2006 quarter as compared to $85,715 provided in the 2005 quarter. Cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $258,400 and the sale of convertible debentures in the amount of 45,000 during the 2006 quarter and shareholder loans during the 2005 quarter.

LONG-TERM DEBT

Long-term debt totaled $1,016,200 at March 31, 2006 as compared to $0 at December 31, 2005. Long-term debt at March 31, 2006 consisted of amounts owing with respect to the Logmed Technologie acquisition, totaling $971,200, and convertible debentures in the amount of $45,000.

Amounts owing with respect to the Logmed Technologie acquisition are payable in installments as follows:

o        500,002 Euro due December 31, 2006 (shown in current liabilities);

o        434,000 Euro due December 31, 2007; and

o        365,998 Euro due December 31, 2008.

In addition to the instalments payable under the agreement, the Company agreed to pay to a principal of Logmed an ongoing fee with respect to each Logmed unit sold by the Company in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in instalments, the fee is payable upon receipt of the first instalment. With respect to units operated or licensed by the Company or its affiliates, the Company will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

The convertible debentures mature in February 2008, bear interest at 8% and are convertible into common stock at market.

FINANCIAL COMMITMENTS AND REQUIREMENTS

The Company's principal financial commitments and requirements relate to funding operational deficits, overhead and purchase and operational payments relating to the March 2006 acquisition of Logmed Technologie GmbH.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's CEO and CFO concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting management to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

During the quarter ended March 31, 2006, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. The Company had significant difficulties in obtaining the financial records from the previous CFO which resulted in delays in filing of the 2005 10KSB and this 10QSB. It is anticipated that all future filings will now be done within the prescribed time limits.


                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, the Company issued an aggregate of $45,000 in principal amount of Convertible Debentures to 2 accredited investors. The Convertible Debentures are due in February 2008, bear interest at 8% and are convertible into common stock at market.

All of the securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was privately negotiated and with no general solicitation or public advertising.

ITEM 6.  EXHIBITS

Exhibit
Number   Title of Document

10.1     Form of Convertible Debenture
31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  GLOBETECH ENVIRONMENTAL, INC.

Date: August 2, 2006           By: /s/ Donald Sampson
                               ---------------------------------------------
                               Donald Sampson
                               President and Director
                               (Principal Executive Officer)



Date: August 2, 2006           By: /s/ Theodor Hennig
                               ---------------------------------------------
                               Theodor Hennig
                               Chief Financial Officer, Secretary and Director
                               (Principal Financial Officer)