Form 10QSB
period 2006-06-30
CANGLOBE INTERNATIONAL INC
filed 2006-10-23
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act. Yes [ ] No [X]

         As of October 12, 2006, we had 57,218,770 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ No [X]

                          GLOBETECH ENVIRONMENTAL, INC.

                                   FORM 10-QSB

                                      INDEX



PART I. FINANCIAL INFORMATION                                           Page No.

     Item 1. Financial Statements (Unaudited)

             Balance Sheets as of June 30, 2006 and December 31, 2005.........3

             Statements of Operations for the three months
              ended June 30, 2006 and June 30, 2005 and
              cumulative since December 1, 2001 inception
              of development stage............................................4

             Statements of Operations for the six months ended
              June 30, 2006 and June 30, 2005 and cumulative since
              December 1, 2001 inception of development stage.................5

             Statements of Cash Flows for the six months
              ended June 30, 2006 and June 30, 2005...........................6

             Notes to Financial Statements  ..................................8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................19

     Item 3. Controls and Procedures..........................................23

PART II           OTHER INFORMATION

     Item 2. Unregistered Sales of Securities and Use of Proceeds.............25

     Item 6. Exhibits.........................................................26

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,           December 31,
                                                                         2006                 2005
                                                                  ------------------   -------------------
Assets:
   Cash and Cash Equivalents                                      $            4,473   $             1,219
   Prepaid & advances                                                          9,225                     -
   Accounts Receivable                                                         8,682                     -
                                                                  ------------------   -------------------

      Total Current Assets                                                    22,380                 1,219
                                                                  ------------------   -------------------

   Tangible assets                                                            41,276                     -
   Intangible property - patents, licenses                                 1,286,840                     -
                                                                  ------------------   -------------------

      Total Assets                                                $        1,350,496   $             1,219
                                                                  ==================   ===================


Liabilities and Shareholders' Equity
Liabilities:
   Accounts Payable and Accrued Liabilities                       $          148,942   $            80,845
   Due to Goldner et al -current portion                                     607,000                     -
   Due to related party                                                       87,167                     -
   Demand Notes Payable                                                      156,928                     -
   Due to Shareholders                                                       115,515               733,903
                                                                  ------------------   -------------------

      Total Current Liabilities                                            1,115,552               814,748
                                                                  ------------------   -------------------

    Due to Goldner et al                                                     971,200                     -
    Convertible Debentures                                                    45,000                     -
                                                                  ------------------   -------------------

       Total Liabilities                                                   2,131,752               814,748
                                                                  ------------------   -------------------

Stockholders' Equity:
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 57,218,770 at
   June 30, 2006 and 48,073,030 at December 31, 2005                          57,219                48,073
  Paid-In Capital                                                          3,522,757             2,374,342
   Retained Deficit                                                         (273,432)             (273,432)
   Deficit Accumulated During the
     Development Stage                                                    (4,115,192)           (2,962,512)
   Other comprehensive income                                                 27,392                     0
                                                                  ------------------   -------------------
     Total Stockholders' Equity                                             (781,256)             (813,529)
                                                                  ------------------   -------------------

       Total Liabilities and Stockholders' Equity                 $        1,350,496   $             1,219
                                                                  ==================   ===================

The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Cumulative
                                                                                             Since
                                                                                          December 1,
                                                                                              2001
                                               For the Three Months Ended                 Inception of
                                                        June 30,                          Development
                                               2006                   2005                   Stage
                                       ---------------------  --------------------  ------------------------
Revenues                               $               3,419  $                  -  $                  3,419
Costs of Sales                                             -                     -                         -
                                       ---------------------  --------------------  ------------------------

Gross Profit                                           3,419                     -                     3,419

Expenses:
Consulting                                            79,312                93,753                   617,783
Stock Option Benefit                                 344,825                     -                   344,825
General and Administrative                           117,575                87,704                   654,702
                                       ---------------------  --------------------  ------------------------
      Total Expenses                                 541,712               181,457                 1,617,310
                                       ---------------------  --------------------  ------------------------

     Operating Loss                                 (538,293)             (181,457)               (1,613,891)

Other Income (Expense):
Interest Expense                                     (11,285)                    -                  (260,479)
Currency Exchange                                          -                  (688)                     (651)
Write-Down of Goodwill/Assets                              -              (400,000)                 (874,821)
Write-Down of License Rights                               -              (101,276)                 (101,276)
Loss on Investment                                         -            (1,435,510)               (1,558,485)
Forgiveness of Debt                                        -               294,664                   294,411
                                       ---------------------  --------------------  ------------------------

Total Other Income (Expense)                         (11,285)           (1,642,810)               (2,501,301)
                                       ---------------------  --------------------  ------------------------

     Net Income (Loss)                 $            (549,578) $         (1,824,267) $             (4,115,192)
                                       =====================  ====================  ========================
Foreign currency adjustment                           27,392                     0                    27,392
                                       =====================  ====================  ========================
Comprehensive loss                     $            (522,186) $         (1,824,267) $             (4,087,800)
                                       =====================  ====================  ========================

Loss per Share, Basic &
Diluted                                $               (0.01) $              (0.04)
                                       =====================  ====================

Weighted Average Shares
Outstanding                                       51,283,617            45,409,294
                                       =====================  ====================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Cumulative
                                                                                              Since
                                                                                           December 1,
                                                                                               2001
                                                For the Six Months Ended                   Inception of
                                                        June 30,                           Development
                                               2006                   2005                    Stage
                                       ---------------------  --------------------  --------------------------
Revenues                               $               3,419  $                  -  $                    3,419
Costs of Sales                                             -                     -                           -
                                       ---------------------  --------------------  --------------------------

Gross Profit                                           3,419                     -                       3,419
Expenses:
Consulting                                           157,770               151,220                     617,783
Stock Option Benefit                                 344,825                     -                     344,825
General and Administrative                           166,062               165,005                     654,702
                                       ---------------------  --------------------  --------------------------
      Total Expenses                                 668,657               316,225                   1,617,310
                                       ---------------------  --------------------  --------------------------

     Operating Loss                                 (665,238)             (316,225)                 (1,613,891)

Other Income (Expense):
Interest Expense                                     (12,621)             (247,858)                   (260,479)
Currency Exchange                                          -                  (735)                       (651)
Write-Down of Goodwill/Assets                       (474,821)             (400,000)                   (874,821)
Write-Down of License Rights                               -              (101,276)                   (101,276)
Loss on Investment                                         -            (1,435,510)                 (1,558,485)
Forgiveness of Debt                                        -               294,664                     294,411
                                       ---------------------  --------------------  --------------------------

Total Other Income (Expense)                        (487,442)           (1,890,715)                 (2,501,301)
                                       ---------------------  --------------------  --------------------------

     Net Income (Loss)                 $          (1,152,680) $        ( 2,206,940) $               (4,115,192)
                                       =====================  ====================  ==========================
Foreign Currency Adjustment                           27,392                     -                      27,392
                                       =====================  ====================  ==========================
Comprehensive loss                                (1,125,288)          ( 2,206,940)                 (4,087,800)
Loss per Share, Basic &
Diluted                                $               (0.02) $              (0.05)
                                       =====================  ====================
Weighted Average Shares
Outstanding                                       51,283,617            45,341,539
                                       =====================  ====================

   The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Cumulative
                                                                                                         Since
                                                                                                      December 1,
                                                                                                          2001
                                                                  For the Six Months Ended            Inception of
                                                                          June 30,                    Development
                                                                   2006               2005               Stage
                                                             -----------------  ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $      (1,152,680) $     (2,206,940)  $       (4,115,192)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                       4,272            17,324                7,360
     Common Stock Issued for Services                                  157,770                 -              384,029
      Deferred Revenue                                                       -            51,775                    -
      Stock Option Benefit                                             344,825                 -              344,825
     Write-Down of Assets                                              474,821           400,000              874,821
     Write-Down of Licensing Rights                                          -           101,276              101,276
     Interest Expense from Beneficial Conversion                             -           247,858              247,858
     Loss on Investment                                                      -         1,435,510            1,558,485
Changes in Operating Assets and Liabilities
     Increase in Accounts Receivable                                     8,682                 -                    -
     Increase in Prepaids                                                9,225                 -                    -
     Increase (Decrease) in Accounts Payable                            68,097          (65,490)              177,488
     Increase (Decrease) in Accrued Interest                            12,621                 -                    -
                                                             -----------------  ----------------   ------------------
Net Cash Provided/Used in Operating Activities                         (72,367)          (87,786)            (419,050)
                                                             -----------------  ----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Logmed Invesment                                                (242,201)                -             (242,201)
      Cash acquired in acquisition                                         492                 -                  492
                                                             -----------------  ----------------   ------------------
Net Cash Used in Investing Activities                                 (241,709)                -             (241,709)
                                                             -----------------  ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Shareholder Loans                                         -            92,776              362,578
     Related Party Loan                                                 87,167                 -               87,167
      Stock Option Exercise                                             29,625                 -               29,625
     Sale of Demand Promissory Note                                    156,928                 -              156,928
     Sale of Convertible Debentures                                     45,000                 -               45,000
                                                             -----------------  ----------------   ------------------
Net Cash Provided by Financing Activities                              318,720            92,776              681,298
                                                             -----------------  ----------------   ------------------
Effect of rate changes on cash                                          (1,390)                -              (17,285)
Net (Decrease) Increase in Cash                                          3,254             4,990                3,254
Cash at Beginning of Period                                              1,219                 -                1,219
                                                             -----------------  ----------------   ------------------
Cash at End of Period                                        $           4,473  $          4,990   $            4,473
                                                             =================  ================   ==================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                  For the Six Months Ended         Inception of
                                                                          June 30,                  Development
                                                                   2006              2005              Stage
                                                             ----------------  ---------------- -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -  $              - $                 -
  Franchise and income taxes                                 $              -  $              - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Note Payable Converted to Stock                              $              -  $        247,858 $           528,086
Shares Issued to Acquire Equipment                           $              -  $              - $           400,000
Shares Issued to Acquire Company                             $              -  $              - $         1,000,000
Shares Issued- Debt Conversion                               $        783,112  $              - $           783,112

Debt incurred to acquire tangible assets                               41,276                                41,276
Debt incurred to acquire intangible assets                          1,286,840                             1,286,840
Debt incurred for investment in subsidary                             250,084                               250,084





    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $4,361,232 for the period from April 7, 1997 (inception) to June 30, 2006, has limited revenues and substantial ongoing operating losses, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing efforts to increase its revenues and to secure financing to support its operations and meet its obligations pending attaining profitability from its operations and has had discussions with various third parties with respect to financing, although no firm commitments have been obtained.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Globetech Environmental, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Operations

The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company had no operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. During November 2001, the Company abandoned the internet business and, since December 2001, the Company is in the development stage and has not commenced planned principal operations. On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company. On January 16, 2003, the Company changed its name to Canglobe International, Inc. On August 12, 2005, the Company changed its name to Globebtech Environmental, Inc.

During March 2005, the Company entered into a licensing agreement with Blue Ribbon Environmental Products, Inc. (BREP) and Advanced Water and Research Development, Inc. (AWRD) of Spokane, Washington for $100,000. Under the terms of the licensing agreement the Company has the rights to market technology developed by BREP and AWRD through an Alberta company, CW Remediation, Ltd.
(CWR), which is co-owned by the Company and BREP.

Subsequently, the Company decided not to pursue the license agreement with BREP and AWRD and decided that in the absence of research and development efforts the value of the technology is $0. Thus, the intangible assets were written-down $101,276.

During April 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings, Inc. a medical waste treatment facility in Beiseker, Alberta, Canada. The agreement on the Beiseker facility provided for a purchase price of $2,000,000 (Canadian) plus 2,000,000 shares of common stock, the cash portion of the price payable in installments with a portion of the price financed by the seller and a portion financed by mortgage financing, to be provided by a third party lender. As an integral term of the Beiseker acquisition, the seller, Cristallo Holdings, Inc., agreed to deliver to the Company technology and marketing rights related to a medical waste treatment technology developed by H. Goldner (the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings, Inc. of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were further amended.

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

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH pursuant to which the Company purchased:

     * for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie. The unpaid portion of the 406,000 Euro purchase consideration for the Logmed Technologie GmbH shares will accrue interest at 8% per annum from March 23, 2006 until the final payment is made on December 31, 2008;

     * for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany. The Logmed acquisition agreement states that the purchaser (the Company) will be responsible for any Value-Added-Tax liabilities that may arise on this transaction. The purchase of the Halle Logmed machine for Euro 34,000 is the only portion that attracts VAT, however as this machine is to be transferred to Logmed Technologies GmbH, a credit will be created which will offset any VAT and hence no liability has been recorded in the consolidated financials. Germany's current VAT rate is 16% and is set to go to 20% shortly; and

     * for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

The agreement also provides that the Company will pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed and assignment to Logmed of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in installments as follows:

     * 50,000 Euro is credited for payments previously made through Cristallo Holdings, Inc. on the request of the Company;

     *    150,000 Euro was due and paid March 23 2006;

     *    500,002 Euro is due December 31, 2006;

     *    434,000 Euro is due December 31, 2007; and

     *    365,998 Euro is due December 31, 2008.

In addition to the installments payable under the agreement, the Company has agreed to pay to Goldner an ongoing fee with respect to each Logmed unit sold by Globetech in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in installments, the fee payable to Goldner is payable upon receipt of the first installment. With respect to units operated or licensed by Globetech or its affiliates, Globetech will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

In the event that the Company cannot meet its financial obligations under the Logmed Acquisition as they become due, and the repayment terms are not renegotiated, the Company stands to lose all assets and deposits made to date under this agreement.

The acquisition of Logmed and the related assets, technologies and rights was accounted for using the Purchase Accounting method. The historical financial statements are those of Globetech Environmental,Inc. The Purchase and Sale agreement required 406,000 Euro ($492,286) to be paid for 100% of the shares of Logmed Technologie GmbH, 660,000 Euro ($801,240) be paid for the Logmed patents & technology, 34,000 Euro for the Halle machine and 400,000 Euro ($485,600) for other intangible licencing rights. Pursuant to equity investment accounting provisions, the goodwill paid for the shares of Logmed Technologies GmbH (purchase price less net book asset value) $474,821 was written off.


As a result of the acquisition, effective March 17, 2006, the Company acquired certain patents, marketing rights, technology, equipment and intellectual property associated with the Logmed Technologies and altered its plan of operations to focus exclusively on the sale, lease and marketing of Logmed machines worldwide. Logmed is a patented technology that sterilizes medical and bio-hazardous waste through a process that includes shredding, heating and the application of pressure. Logmed machines are currently operating in several countries including Holland, Germany and France. The Company believes that the Logmed machines are capable of neutralizing prions (proteins associated with mad cow disease and chronic wasting diseases) and plans to seek government approval for such applications in North America and the European Union.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.), Logmed Technologie GmbH, a wholly owned subsidiary, Beiseker Envirotech, Inc., a wholly owned subsidiary, and CW Remediation, Ltd., a 50 percent owned subsidiary, of which Beiseker Envirotech, Inc. and CW Remediation are insolvent and dormant respectively.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

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

Revenue Recognition

Revenue is recognized monthly on waste handling services on an accrual basis as the services are performed and invoiced. Revenue on the sale of Logmed machines will be recorded upon completion of the purchase & sale contract for each sale.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the period. There were no common equivalent shares outstanding at June 30, 2006 and 2005.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows: monetary items at the rate prevailing at the balance sheet date; non-monetary items at the historical exchange rate; and, revenue and expense at the average rate in effect during the applicable accounting period.

Exchange gains or losses arising on translation are included in comprehensive income (loss) for the year.

Reclassifications

Certain reclassifications have been made in the 2005 financial statements to conform with the 2006 presentation.

Income Taxes

The Company has a net operating loss for income tax purposes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. A deferred tax asset has been recorded but has also been fully reserved resulting in a net deferred tax asset of 0.. There are no significant tax differences requiring deferral. The change in the allowance for the six months ended June 30, 2006 was approximately $282,750.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation and has expensed $344,825 for stock option benefits related to the granting of 4,600,000 options during the second quarter. The expense amount was determined using the Black-Scholes method.

 NOTE 4 - COMMITMENTS

As of June 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 4 - COMMITMENTS (Continued)

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause. As of June 30, 2006 and 2005, $20,000 and $0 in salary has been paid in shares and $40,000 and $0 has been accrued. Mr. Sampson's outstanding accrued salary and expenses from March 1, 2005 up to February 28, 2006 were paid by the issuance of 2 million shares.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of June 30, 2006 and 2005, $16,666 and $0 in fees have been paid in shares and $33,332 and $0 have been accrued. Mr. Hennig's accrued fees and expenses from September 27, 2005 up to February 28, 2006 were paid by the issuance of 964,688 shares.

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

NOTE 5 - SHAREHOLDER ADVANCES

Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2006 and December 31, 2005, the Company owed $115,515 and $733,903, respectively, relating to these notes.

NOTE 6 - DEMAND NOTES PAYABLE

The Company financed the 150,000 Euro Logmed down payment through a demand Promissory Note with Creative Financial Solutions, LLC of Arizona. The Note is for $200,000 Cdn, bears interest at 12% per annum and can be converted to shares, at the election of the holder, at market.

NOTE 7 - RELATED PARTY PAYABLES

The Company financed the 50,000 Euro Logmed down payment and some working capital advances through a demand Promissory Note with the spouse of a Company officer. The Note is for $90,000 Cdn, bears interest at 12% per annum and can be converted to shares, at the election of the holder, at market.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 8 - CONVERTIBLE DEBENTURES

The Company issued $45,000 in convertible debentures during the first quarter of 2006. The debentures are for a term of two years, pay interest at 8% per annum and can be converted to common shares at greater of market or $.15/share. The debentures were issued with warrants attached which granted the holder the right to acquire one share for each $1 of debenture for $.15 during the first year and $.25 during the second year of the term. The conversion price has subsequently been reduced to $.06 effective September 30, 2006 when all debentures were converted through the issuance of 1,128,137 shares.


NOTE 9 - COMMON STOCK TRANSACTIONS

On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10 percent interest rate. The promissory notes were convertible on demand to common shares at $0.05 to $0.07 per share. On February 2, 2005, the creditors converted their convertible promissory notes into 26,969,568 shares of common stock. On January 27, 2005, the fair market value of the stock was $0.35, therefore the fair market value of the stock was greater than the conversion price of $0.05 to $0.07. The Company, during the six months ended June 30, 2005, recognized interest expense of $247,858 in connection with this beneficial conversion.

Pursuant to the conditional purchase agreement with Cristallo Holdings Inc. (see
Note 3, Organization and Operations, above), the Company issued 2,000,000 shares to Cristallo at fair market value of $.50 per share. A stop trade has been placed on these shares pending their eventual return for failure to perform. The shares issued to Cristallo Holdings are recorded as stock issued for acquisition based on the fair market value of the shares at the date of issuance and were included in the purchase price of the Beiseker facility that was subsequently written off.

In order to facilitate upgrade to the Beiseker facility, the Company acquired, from a company affiliated with its president, equipment valued at $400,000, through the issuance of 800,000 shares of common stock. On April 8, 2005, the fair market value of the stock was $0.50 per share. The Company decided because of the uncertainty of use of the equipment in the future, the equipment was written down $400,000 to $0.

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

In April 2006, the Company issued 4,985,740 shares to extinguish $498,574 due to several shareholders of the Company.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 10 - STOCK OPTIONS

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

Effective December 31, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment, ("FAS 123R"). Prior to 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated. Our loss from operations and net loss for the three months ended June 30, 2006 was increased by $344,825 by our adoption of FAS 123R as compared to our results had we accounted for stock-based compensation under APB 25.

During the six months ended June 30, 2006, the Company granted its Officers and Directors options to purchase 4,000,000 shares of its common stock at an exercise price of $0.08 for an exercise period

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 10 - STOCK OPTIONS (Continued)

expiring through March 2011. The fair market price per share at the date the options were granted was $0.08. Two company consultants were also granted options to purchase 600,000 shares in aggregate at an exercise price of $.08 under the same terms and conditions.

The following table summarized stock option activity during the six months ended June 30, 2006:

                                                              Weighted
                                                              average
                                             Shares        exercise price
                                          -------------    ---------------
Outstanding at beginning of year              3,400,000    $          0.50
Granted                                       4,600,000               0.08
Exercised                                      (370,312)                 -
Forfeited                                             -                  -
                                          -------------    ---------------
Outstanding at end of period                  7,629,688    $          0.26
                                          =============    ===============

Options exercisable at end of period          7,629,688    $          0.26
                                          =============    ===============

The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at June 30, 2006:


                            Remaining                                            Weighted
                           Contractual      Weighted        Number of Options    Average
 Exercise      Options       Life (in        average           Currently         Exercise
   Price     Outstanding      years)      exercise price      Exercisable         Prices
---------  --------------  ------------  -----------------  ------------------  ----------
  $0.50       3,400,000         .92           $0.50             3,400,000         $0.50
  $0.08       4,229,688        4.75           $0.08             4,229,688         $0.08


NOTE 11 - LOSS ON INVESTMENTS

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    THE QUARTERS ENDED JUNE 30, 2006 AND 2005
                                   (Continued)

NOTE 11 - LOSS ON INVESTMENTS (Continued)

Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005. During the first quarter of 2006 the Company continued to fund the operations of Beiseker Envirotech Inc, after which time the operation was shut down. As of June 30, 2006, all advances with respect to the Beiseker operation had been repaid in full.

NOTE 12 - SUBSEQUENT EVENTS

In July, the Company's German subsidiary arranged a Euro 100,000 line of credit to be used in the operation of the business. This credit facility is with the HypoVereinsbank, bears interest at 9.75% per annum, requires a monthly repayment of Euro 1,000 and is for a term of one year.

In September, all convertible debentures were converted into 1,128,137 shares which includes accrued interest up to time of conversion.

Item 2.  Management's Discussion and Analysis or Plan of Operations


The following information should be read in conjunction with the Form 10-KSB filed for the year ended December 31, 2005, and other information regarding our financial performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.


Forward-Looking Statements

This Management's Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently unknown to management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

Overview

Globetech Environmental, Inc.'s ("Globetech" or the "Company") business during the first six months of 2006 consisted principally of the operation of the Beiseker medical waste treatment facility in Alberta, Canada. The Company began operating the Beiseker facility in June 2005 and operated that facility until March 2006. As a result of the failure of the seller to fully perform under the terms of the acquisition of the Beiseker facility, the Beiseker facility was returned to the seller of that facility in March 2006. The Company's investment in, and operations of, the Beiseker facility were reported as "loss on investments" during the year ended December 31, 2005.

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH pursuant to which the Company purchased:

     * for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Goldner, 100% of the stock of Logmed Technologie. The unpaid portion of the 406,000 Euro purchase consideration for the Logmed Technologie GmbH shares will accrue interest at 8% per annum from March 23, 2006 until the final payment is made on December 31, 2008;

     * for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany. The Logmed acquisition agreement states that the purchaser (the Company) will be responsible for any Value-Added-Tax liabilities that may arise on this transaction. The purchase of the Halle Logmed machine for Euro 35,000 is the only portion that attracts VAT, however as this machine is to be transferred to Logmed Technologies GmbH, a credit will be created which will offset any VAT and hence no liability has been recorded in the consolidated financials. Germany's current VAT rate is 16% and is set to go to 20% shortly; and

     * for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

The agreement also provides that the Company will pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed and assignment to Logmed of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in installments as follows:

     * 50,000 Euro is credited for payments previously made through Cristallo Holdings, Inc. on the request of the Company;

     *    150,000 Euro was due and paid March 23 2006;

     *    500,002 Euro is due December 31, 2006;

     *    434,000 Euro is due December 31, 2007; and

     *    365,998 Euro is due December 31, 2008.

In addition to the installments payable under the agreement, the Company has agreed to pay to Goldner an ongoing fee with respect to each Logmed unit sold by Globetech in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011 if delivery of units occurs on or before March 31, 2014. Where units are sold in installments, the fee payable to Goldner is payable upon receipt of the first installment. With respect to units operated or licensed by Globetech or its affiliates, Globetech will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

In the event that the Company cannot meet its financial obligations under the Logmed Acquisition as they become due, and the repayment terms are not renegotiated, the Company stands to lose all assets and deposits made to date under this agreement.

The acquisition of Logmed and the related assets, technologies and rights was accounted for using the Purchase Accounting method. The historical financial statements are those of Globetech Environmental, Inc.

As a result of the acquisition, effective March 17, 2006, the Company acquired certain patents, marketing rights, technology, equipment and intellectual property associated with the Logmed Technologies and altered its plan of operations to focus exclusively on the sale, lease and marketing of Logmed machines worldwide. Logmed is a patented technology that sterilizes medical and bio-hazardous waste through a process that includes shredding, heating and the application of pressure. Logmed machines are currently operating in several countries including Holland, Germany and France. The Company believes that the Logmed machines are capable of neutralizing prions (proteins associated with mad cow disease and chronic wasting diseases) and plans to seek government approval for such applications in North America and the European Union.

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

Results of Operations

Revenues. The Company's revenues totaled $3,419 during the six months ended June 30, 2006 as compared to $0 during the six months ended June 30, 2005. During the 2006 period, revenues were attributable to fees from utilization of the Logmed unit at the Halle medical clinic facility. During the 2005 period, there were no fees relating to the Logmed unit as it was acquired in March 2006.

Cost of Sales. Cost of sales totaled $0 during the 2006 & 2005 six month periods.

Operating Expenses. Operating expenses totaled $668,657 during the six months ended June 30, 2006 as compared to $316,225 during the six months ended June 30, 2005. Operating expenses consisted principally of salary and consulting fees, travel expense and general corporate overhead. The increase in operating expenses during the 2006 period was principally attributable to costs of assimilating the assets and operations of Logmed Technologie, initial sales and marketing efforts relating to the Logmed product line and the accrued stock option benefit of $344,825. Operating expenses exclude all direct expenses of operation of the Beiseker facility.

Other Income (Expense). The Company reported other expense, net of other income, of ($487,442) during the 2006 six month period as compared to net other loss of $1,890,715 during the 2005 period. Net other expense during the 2006 period consisted of interest on outstanding indebtedness ($12,621) and a writedown of goodwill. Net other loss in 2005 consisted substantially of the writedown of the Beiseker investment of $1,435,510 and write down of other assets of $501,276.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had nominal resources at June 30, 2006 and December 31, 2005 with a cash balance of $4,473 at June 30, 2006 and $1,219 at December 31, 2005 and a deficit in working capital of $1,093,172 at June 30, 2006 and $813,529 at December 31, 2005.

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

Included in the Company's working capital deficit at June 30, 2006 were shareholder loans totaling $115,515 and demand notes totaling $244,095. During the quarter ended June 30, 2006, $ 498,574 in principal amount of loans from shareholders were converted into 4,985,740 shares of common stock and $303,175 in payables were settled for the issuance of 3,789,688 shares of common stock.

Cash Flows

The Company used $72,367 in cash for operations during the 2006 period as compared to $87,786 used in operations during the 2005 period. The decrease in cash used in operations in the 2006 period was principally attributable to an increase in accounts payable and accrued expenses during the 2006 period.

Investing activities used $241,709 of cash during the 2006 period as compared to $0 used in investing activities during the 2005 period. Cash used in investing activities related to the Logmed technology acquisition during the 2006 period.

Financing activities provided $318,720 of cash to the Company during the 2006 period as compared to $92,776 provided in the 2005 period. Cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $244,095, stock option exercise for $29,625 and the sale of convertible debentures in the amount of $45,000 during the 2006 period and shareholder loans during the 2005 period.

Long-Term Debt

Long-term debt totaled $1,016,200 at June 30, 2006 as compared to $0 at December 31, 2005. Long-term debt at June 30, 2006 consisted of amounts owing with respect to the Logmed Technologie acquisition, totaling $971,200, and convertible debentures in the amount of $45,000.

Amounts owing with respect to the Logmed Technologie acquisition are payable in installments as follows:

     *    500,002 Euro due December 31, 2006 (shown in current liabilities);

     *    434,000 Euro due December 31, 2007; an

     *    365,998 Euro due December 31, 2008.

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

The Company presently lacks the financial resources to support its operations and meet its financial commitments over the next twelve months. The Company is presently seeking financing from various potential funding sources but has no commitments at this time to provide such financing.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"). Based upon the evaluation, the Company's CEO and CFO concluded that, as of the end of the period, the Company's disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

The Company has determined that material weaknesses exist in its disclosure controls. The principal weakness identified by the Company is the lack of adequate accounting personnel to assure both a proper segregation of duties and the timely recording of accounting information relative to operations in Germany. The Company's CFO has traveled to Germany in order to evaluate the necessary procedures and personnel to assure the timely and accurate recording of accounting information and the integration of systems and information with the Company's domestic accounting systems. The Company believes that the resolution of the disclosure control weaknesses will require the addition of qualified personnel. The Company presently lacks the financial resources to hire the needed personnel to address the weaknesses but intends to add such personnel as may be appropriate at such time as the Company has adequate financial resources.

During the quarter ended June 30, 2006, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Securities and Use of Proceeds

Subsequent to the quarter ended June 30, 2006, the Company issued an aggregate of $19,000 in principal amount of Convertible Debentures to 1 accredited investor. The Convertible Debentures are due in February 2008, bear interest at 8% and are convertible into common stock at market. Effective September 30, 2006, all convertible debentures were, with accrued interest, converted into 1,128,137 common shares.

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

                          Globetech Environmental, Inc.

Date: October 20, 2006    By: /s/ Donald Sampson
      -----------------      -------------------
                          Donald Sampson
                          President and Director
                          (Principal Executive Officer)



Date: October 20, 2006    By: /s/ Theodor Hennig
      ----------------       -------------------
                          Theodor Hennig
                          Chief Financial Officer, Secretary and Director
                          (Principal Financial Officer)