Form 10QSB
period 2006-09-30
Globetech Environmental, Inc.
filed 2006-11-22
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

              #700-300 South Fourth Street, Las Vegas, Nevada 89101
               (Address of principal executive offices)(Zip Code)

                                 (403) 261-2929
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act. Yes [] No [X]

         As of November 15, 2006, we had 58,346,907 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one) Yes [] No [X]

                          GLOBETECH ENVIRONMENTAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

        Balance Sheets as of September 30, 2006 and December 31, 2005.........3

        Statements of Operations for the three months ended September 30,
         2006 and September 30, 2005 and cumulative since
         December 1, 2001 inception of development stage......................4

        Statements of Operations for the nine months ended September 30,
         2006 and September 30, 2005 and cumulative since
         December 1, 2001 inception of development stage......................5

        Statements of Cash Flows for the nine months
         ended September 30, 2006 and September 30, 2005......................6

        Notes to Financial Statements  .......................................8

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................19

    Item 3. Controls and Procedures    .......................................25

PART II           OTHER INFORMATION



     Item 4. Exhibits.........................................................26

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,         December 31,
                                                                         2006                 2005
                                                                  ------------------   -------------------
Assets:
   Cash and Cash Equivalents                                      $            7,475   $             1,219
   Prepaid & advances                                                          9,160                     -
   Accounts Receivable                                                         8,620                     -
                                                                  ------------------   -------------------
      Total Current Assets                                                    25,255                 1,219
                                                                  ------------------   -------------------

   Tangible assets                                                            80,166                     -
   Intangible property - patents, licenses                                 1,286,840                     -
                                                                  ------------------   -------------------

      Total Assets                                                $        1,392,261   $             1,219
                                                                  ==================   ===================


Liabilities and Stockholders' (Deficit)
Liabilities:
   Accounts Payable and Accrued Liabilities                       $          234,165   $            80,845
   Due to Goldner et al -current portion                                     607,000                     -
   Due to related party                                                       87,167                     -
   Demand Notes Payable                                                      171,233                     -
   Term loan                                                                 126,870                     -
   Due to Stockholders                                                       132,482               733,903
                                                                  ------------------   -------------------

      Total Current Liabilities                                            1,358,917               814,748
                                                                  ------------------   -------------------

    Due to Goldner et al                                                     971,200                     -
                                                                  ------------------   -------------------

       Total Liabilities                                                   2,330,117               814,748
                                                                  ------------------   -------------------

Stockholders' (Deficit):
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 58,346,907 at
   September 30, 2006 and 48,073,030 at December 31,                          58,347                48,073
2005
  Paid-In Capital                                                          3,589,307             2,374,342
   Retained Deficit                                                         (273,432)             (273,432)
   Deficit Accumulated During the
     Development Stage                                                    (4,314,587)           (2,962,512)
   Other comprehensive income                                                  2,509                     0
                                                                  ------------------   -------------------
     Total Stockholders' (Deficit)                                          (937,856)             (813,529)
                                                                  ------------------   -------------------

       Total Liabilities and Stockholders' (Deficit)              $        1,392,261   $             1,219
                                                                  ==================   ===================

   The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Cumulative
                                                                                             Since
                                                                                          December 1,
                                                                                              2001
                                               For the Three Months Ended                 Inception of
                                                      September 30,                       Development
                                               2006                   2005                   Stage
                                       ---------------------  --------------------  ------------------------
Revenues                               $                   -  $                  -  $                  3,419
Costs of Sales                                             -                     -                         -
                                       ---------------------  --------------------  ------------------------

Gross Profit                                               -                     -                     3,419

Expenses:
Consulting                                            58,643                40,000                   676,426
Stock Option Benefit                                       -                     -                   344,825
General and Administrative                           125,958                   102                   780,659
                                       ---------------------  --------------------  ------------------------
      Total Expenses                                 184,601                40,102                 1,801,910
                                       ---------------------  --------------------  ------------------------

     Operating Loss                                 (184,601)              (40,102)               (1,798,491)

Other Income (Expense):
Interest Expense                                     (10,808)                    -                  (271,286)
Interest income                                          742                     -                       742
Currency Exchange                                          -                   450                      (651)
Write-Down of Goodwill/Assets                              -                     -                  (874,821)
Write-Down of License Rights                               -                     -                  (101,276)
Loss on Investment                                         -                     0                (1,558,485)
Depreciation & amortization                           (4,730)                    -                    (4,730)
Forgiveness of Debt                                        -                     -                   294,411
                                       ---------------------  --------------------  ------------------------

Total Other Expense                                  (14,796)                  450                (2,516,096)
                                       ---------------------  --------------------  ------------------------

     Net Loss                          $            (199,397) $            (39,652) $             (4,314,587)
                                       =====================  ====================  ========================
Foreign currency adjustment                          (24,883)                    -                     2,509
                                       ---------------------  --------------------  ------------------------
Comprehensive loss                     $            (224,280) $           (39,652)  $             (4,312,078)
                                       =====================  ====================  ========================

Loss per Share, Basic &
Diluted                                $               (0.00) $              (0.00)
                                       =====================  ====================

Weighted Average Shares
Outstanding                                       53,086,023            48,073,030
                                       =====================  ====================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Cumulative
                                                                                              Since
                                                                                           December 1,
                                                                                               2001
                                                For the Nine Months Ended                  Inception of
                                                      September 30,                        Development
                                               2006                   2005                    Stage
                                       ---------------------  --------------------  --------------------------
Revenues                               $               3,419  $                  -  $                    3,419

Costs of Sales                                             -                     -                           -
                                       ---------------------  --------------------  --------------------------

Gross Profit                                           3,419                     -                       3,419
Expenses:
Consulting                                           216,414               191,220                     676,426
Stock Option Benefit                                 344,825                     -                     344,825
General and Administrative                           292,019               165,107                     780,659
                                       ---------------------  --------------------  --------------------------
      Total Expenses                                 853,258               356,327                   1,801,910
                                       ---------------------  --------------------  --------------------------

     Operating Loss                                 (849,839)             (356,327)                 (1,798,491)

Other Income (Expense):
Interest Expense                                     (23,429)             (247,858)                   (271,286)
Interest income                                          742                     -                         742
Currency Exchange                                          -                  (285)                       (651)
Write-Down of Goodwill/Assets                       (474,821)             (400,000)                   (874,821)
Write-Down of License Rights                               -              (101,276)                   (101,276)
Loss on Investment                                         -            (1,494,210)                 (1,558,485)

Depreciation & amortization                           (4,730)                    -                      (4,730)

Forgiveness of Debt                                        -               294,664                     294,411
                                       ---------------------  --------------------  --------------------------

Total Other Expense                                 (502,238)           (1,948,965)                 (2,516,096)
                                       ---------------------  --------------------  --------------------------

     Net Loss                          $          (1,352,077) $        ( 2,305,292) $               (4,314,587)
                                       =====================  ====================  ==========================
Foreign Currency Adjustment                            2,509                     -                       2,509
                                       ---------------------  --------------------  --------------------------
Comprehensive loss                     $          (1,349,568) $        ( 2,305,292) $               (4,312,078)
                                       =====================  ====================  ==========================
Loss per Share, Basic &
Diluted                                $               (0.03) $              (0.05)
                                       =====================  ====================
Weighted Average Shares
Outstanding                                       53,086,023          46,262,040
                                       =====================  ====================


   The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                        September 30,               Development
                                                                   2006               2005             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $      (1,352,077) $     (2,305,292)$       (4,314,587)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and Amortization                                       4,730                 -             12,090
     Common Stock Issued for Services                                  182,724                 -            408,983
      Stock Option Benefit                                             344,825                 -            344,825
     Write-Down of Assets                                              474,821           400,000            874,821
     Write-Down of Licensing Rights                                          -           101,276            101,276
     Interest Expense from Beneficial Conversion                             -           247,858            247,858
     Loss on Investment                                                      -         1,494,210          1,558,485
Changes in Operating Assets and Liabilities
     Increase in Accounts Payable                                      117,689            19,432            227,079
     Increase in Accrued Interest                                       20,318                 -             20,318
                                                             -----------------  ---------------- ------------------
Net Cash (Used in) Operating Activities                               (206,970)          (42,516)          (518,852)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Logmed Invesment                                                (242,800)                -           (242,800)
      Fixed asset additions                                            (34,160)                -            (34,160)
      Cash acquired in acquisition                                         492                 -                492
                                                             -----------------  ---------------- ------------------
Net Cash (Used) in Investing Activities                               (276,468)                -           (276,468)
                                                             -----------------  ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Stockholder Loans                                    16,968            43,945            379,544
     Related Party Loan                                                 87,167                 -             87,167
     Stock Option Exercise                                              29,625                 -             29,625
     Sale of Demand Promissory Note                                    171,232                 -            171,232
     Sale of convertible debentures                                     65,000                 -             65,000
     Term loan                                                         126,870                 -            126,870
                                                             -----------------  ---------------- ------------------
Net Cash Provided by Financing Activities                              496,862            43,945            859,438
                                                             -----------------  ---------------- ------------------
Effect of rate changes on cash                                          (7,168)                -            (57,862)
Net Increase in Cash                                                     6,256             1,429              6,256

Cash at Beginning of Period                                              1,219                 -              1,219
                                                             -----------------  ---------------- ------------------
Cash at End of Period                                        $           7,475  $          1,429 $            7,475
                                                             =================  ================ ==================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                       2001
                                                                 For the Nine Months Ended         Inception of
                                                                       September 30,                Development
                                                                   2006              2005              Stage
                                                             ----------------  ---------------- -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -  $              - $                 -
  Franchise and income taxes                                 $              -  $              - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Note Payable Converted to Stock                              $              -  $        247,858 $           528,086
                                                             ----------------  ---------------- -------------------
Shares Issued to Acquire Equipment                           $              -  $        400,000 $           400,000
                                                             ----------------  ---------------- -------------------
Shares Issued to Acquire Company                             $              -  $      1,000,000 $         1,000,000
                                                             ----------------  ---------------- -------------------
Shares Issued - Debt Conversion                              $        783,112  $              - $           783,112
                                                             ----------------  ---------------- -------------------
Debt incurred to acquire tangible assets                     $         41,276  $              - $            41,276
                                                             ----------------  ---------------- -------------------
Debt incurred to acquire intangible assets                   $      1,286,840  $              - $         1,286,840
                                                             ----------------  ---------------- -------------------
Debt incurred for investment in subsidiary                   $        250,084  $              - $           250,084
                                                             ----------------  ---------------- -------------------


    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $4,590,528 for the period from April 7, 1997 (inception) to September 30, 2006, has limited revenues and substantial ongoing operating losses, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing efforts to increase its revenues and to secure financing to support its operations and meet its obligations pending attaining profitability from its operations and has had discussions with various third parties with respect to financing, although no firm commitments have been obtained.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 3 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Globetech Environmental, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

In March 2006, the Company determined that Cristallo Holdings, Inc had defaulted on its obligations to

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)


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

              * for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany. The Logmed acquisition agreement states that the purchaser (the Company) will be responsible for any Value-Added-Tax liabilities that may arise on this transaction. The purchase of the Halle Logmed machine for Euro 34,000 is the only portion that attracts VAT, however as this machine is to be transferred to Logmed Technologies GmbH, a credit will be created which will offset any VAT and hence no liability has been recorded in the consolidated financial statements. Germany's current VAT rate is 16% and is set to go to 20% shortly; and

              * for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)


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

The acquisition of Logmed and the related assets, technologies and rights was accounted for using the Purchase Accounting method. The historical financial statements are those of Globetech Environmental,Inc. The purchase price paid in connection with the Logmed acquisition was allocated to the assets acquired in accordance with the terms of the Purchase and Sale agreement which required 406,000 Euro ($492,286) to be paid for 100% of the shares of Logmed Technologie GmbH, 660,000 Euro ($801,240) be paid for the Logmed patents & technology, 34,000 Euro ($41,276) for the Halle machine and 400,000 Euro ($485,600) for other intangible licensing rights. Goodwill in the amount of $474,821 was recorded in connection with the acquisition of the Logmed Technologie shares. During the quarter ended March 31, 2006, the Company determined that the goodwill associated with the Logmed Technologie shares was impaired and goodwill in the amount of $474,821 was written off.


As a result of the acquisition, effective March 17, 2006, the Company acquired certain patents, marketing rights, technology, equipment and intellectual property associated with the Logmed Technologies and altered its plan of operations to focus exclusively on the sale, lease and marketing of Logmed machines worldwide. Logmed is a patented technology that sterilizes medical and bio-hazardous waste through a process that includes shredding, heating and the application of pressure. Logmed machines are currently operating in several countries including Holland, Germany and France. The Company believes that the Logmed machines are capable of neutralizing prions (proteins associated with mad cow disease and chronic wasting diseases) and plans to seek government approval for such applications in North America and the European Union. The Company has applied for CDN$200,000 in Prion research grants from Alberta Ingenuity and has met with government officials in Alberta, Canada regarding the deployment of the Logfmed technology in Alberta.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

Revenue Recognition

Revenue is recognized monthly on waste handling services on an accrual basis as the services are performed and invoiced. Revenue on the sale of Logmed machines will be recorded upon completion of the purchase and sale contract for each sale.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the period. There were no common equivalent shares outstanding at September 30, 2006 and 2005.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

Income Taxes

The Company has a net operating loss for income tax purposes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. A deferred tax asset has been recorded but has also been fully reserved resulting in a net deferred tax asset of 0. There are no significant tax differences requiring deferral. The change in the allowance for the nine months ended September 30, 2006 was approximately 352,750.

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

 NOTE 4 - COMMITMENTS

As of September 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 4 - COMMITMENTS (Continued)

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause. As of September 30, 2006 and 2005, $20,000 and $0 in salary has been paid in shares and $70,000 and $0 has been accrued. Mr. Sampson's outstanding accrued salary and expenses from March 1, 2005 up to February 28, 2006, totaling $ 160,000 were paid by the issuance of 2 million shares.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of September 30, 2006 and 2005, $16,666 and $0 in fees have been paid in shares and $58,331 and $0 have been accrued. Mr. Hennig's accrued fees and expenses from September 27, 2005 up to February 28, 2006, totaling $77,175 were paid by the issuance of 964,688 shares.

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

NOTE 5 - STOCKHOLDER ADVANCES

Stockholders of the Company have advanced the Company money in order to pay general and administrative expenses. Amounts advanced by stockholders are non-interest bearing and are due on demand. As of September 30, 2006 and December 31, 2005, the Company owed $132,482 and $733,903, respectively, relating to these advances.

NOTE 6 - DEMAND NOTES PAYABLE

The Company financed the 150,000 Euro Logmed down payment through a demand Promissory Note with Creative Financial Solutions, LLC of Arizona. The Note is for $200,000 Cdn, bears interest at 12% per annum, can be converted to shares, at the election of the holder, at market and is due on demand.

NOTE 7 - RELATED PARTY PAYABLES

The Company financed the 50,000 Euro Logmed down payment and some working capital advances through a demand Promissory Note with the spouse of a Company officer. The Note is for $90,000 Cdn, bears interest at 12% per annum, can be converted to shares, at the election of the holder, at market and is due on demand.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 8 - CONVERTIBLE DEBENTURES

The Company issued $45,000 in convertible debentures during the first quarter of 2006 and an additional $20,000 in July. The debentures were for a term of two years, paid interest at 8% per annum and could be converted to common shares at greater of market or $.15/share. The debentures were issued with warrants attached which granted the holder the right to acquire one share for each $1 of debenture for $.15 during the first year and $.25 during the second year of the term. The conversion price was subsequently reduced to $.06 effective September 30, 2006 when all debentures were converted through the issuance of 1,128,137 shares.

NOTE 9 - LINE OF CREDIT

In July, the Company's German subsidiary arranged a Euro 100,000 line of credit to be used in the operation of the business. This credit facility is with the HypoVereinsbank, bears interest at 9.75% per annum, requires a monthly repayment of Euro 1,000 and is for a term of one year.

NOTE 10 - COMMON STOCK TRANSACTIONS

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

In order to facilitate upgrade to the Beiseker facility, the Company acquired, from a company affiliated with its president, equipment valued at $400,000, through the issuance of 800,000 shares of common stock. On April 8, 2005, the fair market value of the stock was $0.50 per share. Because of the uncertainty of use of the equipment in the future, the equipment was written down from $400,000 to $0.

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

In April 2006, the Company issued 4,985,740 shares to extinguish $498,574 due to several Stockholders of the Company.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 11 - STOCK OPTIONS

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

During the nine months ended September 30, 2006, the Company granted its Officers and Directors options to purchase 4,000,000 shares of its common stock at an exercise price of $0.08 for an exercise period expiring through March 2011.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 11 - STOCK OPTIONS (Continued)

The fair market price per share at the date the options were granted was $0.08. Two company consultants were also granted options to purchase 600,000 shares in aggregate at an exercise price of $.08 under the same terms and conditions.


                        Shares       Exercise price
                     ------------  -------------------

       Granted          4,600,000                 0.08


The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:


                                         For the three months
                                          September 30, 2006
Expected volatility                                          161%
Risk free interest rate                                      4.9%
Expected option life                                      5 years
Dividend yield                                                 0%
Fair value of options granted                           $ 344,825

Stock option activity during the nine months ended September 30, 2006 was as follows:


                                                                                          Weighted
                                                                       Weighted           Average
                                                                       Average           Remaining               Aggregate
                                                                       Exercise         Contractual              Intrinsic
                                                 Shares                 Price         Term (in years)              Value
                                             ---------------     ------------------   -----------------    ------------------
Outstanding at December 31, 2005                   3,400,000     $             0.50                 .67
Granted                                            4,600,000                   0.08                 4.5
Exercised                                          (370,312)                     --
Cancelled                                                  -                     --
                                             ---------------     ------------------   -----------------    ------------------
Outstanding at September 30, 2006                  7,629,688                   0.26                        $                0
                                             ===============     ==================   =================    ==================
                                             ===============
Vested and expected to vest at September
 30, 2006                                          7,629,688                   0.26                        $                0
                                             ---------------     ------------------   -----------------    ------------------
Exercisable at September 30, 2006                  7,629,688                   0.26                        $                0
                                             ---------------     ------------------   -----------------    ------------------

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THE QUARTERS ENDED SEPEMBER 30, 2006 AND 2005
                                   (Continued)


The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. No options were exercised for the nine moths ended September 30, 2006. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0, which is expected to be recognized over 0 years. As of September 30, 2006 there were 7,629,688 shares of common stock available for issuance pursuant to future stock option grants.



The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at September 30, 2006:


                                                                                                Weighted
               Options      Remaining              Weighted             Number of Options       Average
  Exercise   Outstanding   Contractual             average                  Currently           Exercise
   Price                  Life (in years)       exercise price             Exercisable           Prices
----------------------------------------------------------------------------------------------------------
$0.50          3,400,000                .67             $0.5050                  3,400,000         $0.50

$0.08          4,229,688                4.5             $0.0808                  4,229,688         $0.08

NOTE 12 - LOSS ON INVESTMENTS

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

Current Year Developments

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

             * for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Goldner, an operating Logmed hospital waste treatment machine (a "Logmed") and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany. The Logmed acquisition agreement states that the purchaser (the Company) will be responsible for any Value-Added-Tax liabilities that may arise on this transaction. The purchase of the Halle Logmed machine for Euro 35,000 is the only portion that attracts VAT, however as this machine is to be transferred to Logmed Technologies GmbH, a credit will be created which will offset any VAT and hence no liability has been recorded in the consolidated financial statements. Germany's current VAT rate is 16% and is set to go to 20% shortly; and

              * for a purchase price of 660,000 Euro (approximately $790,000), from Goldner, a portfolio of patents constituting the underlying Logmed technology.

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

The acquisition of Logmed and the related assets, technologies and rights was accounted for using the Purchase Accounting method. The historical financial statements are those of Globetech Environmental,Inc. The purchase price paid in connection the Logmed acquisition was allocated to the assets acquired in accordance with the terms of the Purchase and Sale agreement which required 406,000 Euro ($492,286) to be paid for 100% of the shares of Logmed Technologie GmbH, 660,000 Euro ($801,240) be paid for the Logmed patents & technology, 34,000 Euro ($41,276) for the Halle machine and 400,000 Euro ($485,600) for other intangible licensing rights. Goodwill in the amount of $474,821 was recorded in connection with the acquisition of the Logmed Technologie shares. During the quarter ended March 31, 2006, the Company determined that the goodwill associated with the Logmed Technologie shares was impaired and goodwill in the amount of $474,821 was written off.

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


Following the acquisition of the Logmed Technology and related assets, the Company commenced an overhaul of the Logmed unit at the Halle medical clinic. As a result, medical waste treatment operations at the Halle clinic ceased in October 2006 and will not resume until completion of the ongoing overhaul which is expected to be complete in November.

In October, Logmed Technologie GmbH's contractor, Gustav Bruns GmbH & Co. KG, commenced construction of the initial Logmed II machine for SITA Polen of France. The contract calls for the machine to be delivered and installed in January 2007.

In October, Logmed Technologie GmbH sold a refurbished Logmed I machine for cash proceeds of approximately $435,000.

In November, the Company entered into a Letter of Intent with Sumstar Group Corp of Beijing China to act as Gobetech's exclusive agent for marketing Logmed machines and related technology to the People's Republic of China. The Letter of Intent also contemplates manufacturing Logmed machines in China under a yet-to-be negotiated manufacturing license, and establishing a joint venture company with Sumstar to pursue Logmed project opportunities in China.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2005. As of, and for the quarter ended, September 30, 2006, there have been no material changes or updates to the Company's critical accounting policies other than the adoption of stock-based compensation in accordance with the provisions of SFAS 123R, constituting a new critical accounting policy.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of the Company's common stock price over the vesting term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Statements of Operations. See
Note 11 of the Notes to the Financial Statements in this Form 10-QSB for further discussion of stock-based compensation.

Results of Operations

Revenues. The Company's revenues totaled $3,419 during the nine months ended September 30, 2006 as compared to $0 during the nine months ended September, 2005. During the 2006 period, revenues were attributable to fees from utilization of the Logmed unit at the Halle medical clinic facility. During the 2005 period, there were no fees relating to the Logmed unit as it was acquired in March 2006.

Cost of Sales. Cost of sales totaled $0 during the 2006 & 2005 six month periods.

Operating Expenses. Operating expenses totaled $853,258 during the nine months ended September, 2006 as compared to $356,327 during the nine months ended September, 2005. Operating expenses consisted principally of salary and consulting fees, travel expense and general corporate overhead. The increase in operating expenses during the 2006 period was principally attributable to costs of assimilating the assets and operations of Logmed Technologie, initial sales and marketing efforts relating to the Logmed product line and the stock option benefit of $344,825. Operating expenses exclude all direct expenses of operation of the Beiseker facility.

Other Income (Expense). The Company reported other expense, net of other income, of ($502,238) during the 2006 nine month period as compared to net other loss of $1,948,965 during the 2005 period. Net other expense during the 2006 period consisted of interest on outstanding indebtedness ($23,429) and a writedown of goodwill. Net other loss in 2005 consisted substantially of the writedown of the Beiseker investment of $1,435,510 and write down of other assets of $501,276.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had nominal resources at September 30, 2006 and December 31, 2005 with a cash balance of $7,475 at September 30, 2006 and $1,219 at December 31, 2005 and a deficit in working capital of $1,333,662 at September 30, 2006 and $813,529 at December 31, 2005.

The Company has been dependent upon financing provided in the form of stockholder loans from its principal officers, directors and stockholders to support its ongoing operations. The Company expects to continue to be dependent upon financing provided by its principal officers, directors and stockholders and from the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and stockholders or third parties to provided financing.

Included in the Company's working capital deficit at September 30, 2006 were stockholder loans totaling $132,482 demand notes totaling $258,400 and term loan totaling $126,870. During the nine months ended September 30, 2006, $ 498,574 in principal amount of loans from stockholders were converted into 4,985,740 shares of common stock and $303,175 in payables were settled for the issuance of 3,789,688 shares of common stock.

Cash Flows

The Company used $206,970 in cash for operations during the 2006 period as compared to $42,516 used in operations during the 2005 period. The increase in cash used in operations in the 2006 period was principally attributable to fewer adjustments to net cash used by operations for 2006 as compared with 2005.

Investing activities used $276,468 of cash during the 2006 period as compared to $0 used in investing activities during the 2005 period. Cash used in investing activities related to the Logmed technology acquisition and other fixed asset additions during the 2006 period.

Financing activities provided $496,862 of cash to the Company during the 2006 period as compared to $43,945 provided in the 2005 period. Cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $244,095, stock option exercise for $29,625, term loan of $126,870 and the sale of convertible debenture in the amount of $67,688 during the 2006 period and stockholder loans during the 2005 period.

The convertible debentures sold during 2006 and maturing in 2008 were converted effective September 30, 2006 into 1,128,137 shares of common stock.

Long-Term Debt

Long-term debt totaled $971,200 at September 30, 2006 as compared to $0 at December 31, 2005. Long-term debt at September 30, 2006 consisted of amounts owing with respect to the Logmed Technologie acquisition, totaling $971,200.

Amounts owing with respect to the Logmed Technologie acquisition are payable in installments as follows:

              * 500,002 Euro due December 31, 2006 (shown in current liabilities);

              *   434,000 Euro due December 31, 2007; and

              *   365,998 Euro due December 31, 2008.

In addition to the instalments payable under the agreement, the Company agreed to pay to a principal of Logmed an ongoing fee with respect to each Logmed unit sold by the Company in the amount of 10,000 Euro, and 25,000 Euro with respect to Logoil units sold by the Company, with the fee terminating on the earlier of payment of an aggregate of 2,500,000 Euro or March 31, 2011; provided, however, that the term of the fee payment will be extended until March 31, 2014 with respect to units subject to purchase contracts or options in place at March 31, 2011, if delivery of units occurs on or before March 31, 2014. Where units are sold in instalments, the fee is payable upon receipt of the first instalment. With respect to units operated or licensed by the Company or its affiliates, the Company will pay a fee per kilo or liter of material processed in lieu of the per unit fee.

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

In connection with the acquisition of Logmed Technologie GmbH, the Company acquired certain rights to operate a Logmed unit at the Halle medical clinic in Wittenberg, Germany. The Company plans to continue to provide medical waste treatment services at the Halle clinic as both a profit center and as a demonstration facility to support sales and marketing of Logmed units. The Halle Logmed machine is currently undergoing a complete overhaul. As a result, the Halle Logmed machine has been idle since October 2006 and is not expected to resume operations until approximately December 2006.

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

In order to carry out the Company's planned operations going forward, the Company will require continued financial support from its principal officers, directors and stockholders, or from outside investors, to meet its operational overhead requirements pending the generation of sufficient sales to support those operations. The Company has no commitments in that regard and there is no assurance that financing will be available as needed to support operations.

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

During the quarter ended September 30, 2006, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.  Exhibits

Exhibit
 Number       Title of Document

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

                                Globetech Environmental, Inc.


Date: November 21, 2006          By: /s/ Donald Sampson
                                 Donald Sampson
                                 President and Director
                                 (Principal Executive Officer)


Date: November 21, 2006          By: /s/ Theodor Hennig
                                 Theodor Hennig
                                 Chief Financial Officer, Secretary and Director
                                 (Principal Financial Officer)