Form 10KSB
period 2006-12-31
Globetech Environmental, Inc.
filed 2007-06-25
CIK 1096295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the Fiscal Year Ended December 31, 2006

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

                          #700-300 South Fourth Street
                             Las Vegas, Nevada 89101
                   -------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:            (403) 261-2929

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class           Name of each exchange on which each is registered
 --------------------          -------------------------------------------------
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

The Issuer's revenues for the fiscal year ended December 31, 2006 were $379,841.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 31, 2007, based on the last reported sales price on the Pink Sheets, was approximately $2,588,303.

The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of May 31, 2007 was 67,354,007.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes [ ] No [X]

                          GLOBETECH ENVIRONMENTAL, INC.

                              INDEX TO FORM 10-KSB
                                December 31, 2006


Part I    Item 1.      Description of Business                                                      3
          Item 2.      Description of Property                                                     16
          Item 3.      Legal Proceedings                                                           17
          Item 4.      Submission of Matters to a Vote of Security Holders                         17

Part II   Item 5.      Market for Common Equity, Related Stockholder Matters and
                          Small Business Issuer Purchases of Equity Securities                     17
          Item 6.      Management's Discussion and Analysis or Plan of Operation                   18
          Item 7.      Financial Statements                                                        24
          Item 8.      Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                     24
          Item 8A.     Controls and Procedures                                                     25
          Item 8B.     Other Information                                                           25

Part III  Item 9.      Directors and Executive Officers of the Registrant                          25
          Item 10.     Executive Compensation                                                      29
          Item 11.     Security Ownership of Certain Beneficial Owners and
                           Management and Related Stockholder Matters                              32
          Item 12.     Certain Relationships and Related Party Transactions                        33
          Item 13.     Exhibits                                                                    34
          Item 14.     Principal Accountant Fees and Services                                      34
Signatures                                                                                         35

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

From inception through December 2004, the Company undertook a series of name changes and pursued various acquisitions and businesses, each of which was eventually terminated and/or abandoned.

During 2005 and 2006, the Company developed and implemented plans to enter into the environmental services and medical waste treatment industry. Plans with regard to entering into those industries centered around three transactions undertaken by the Company, (1) the acquisition of a license from Blue Ribbon Environmental Products ("BREP") and Advanced Water and Research Development, Inc. ("AWRD") to market certain products and services developed through CW Remediation Ltd. ("CWR"), (2) the acquisition from Cristallo Holdings, Inc. of medical waste treatment facilities, and (3) the acquisition of technology and marketing rights relating to medical waste treatment technology from H. Goldner and affiliates ("Logmed Technologies").

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

In April 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings, Inc ("Cristallo") a medical waste treatment facility in Beiseker, Alberta, Canada. The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock, the cash portion of the purchase price being payable in installments with a portion of the price being financed by the seller and a portion to be financed by mortgage financing to be provided by a third party lender. As an integral term of the Beiseker acquisition, the seller, Cristallo agreed to deliver to the Company technology and marketing rights relating to a medical waste treatment technology developed by H. Goldner (the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were amended.

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

In conjunction with the commencement of operations at the Beiseker facility, the Company, during the third quarter of 2005, determined to defer commencement of efforts to market and commercialize the products and services of CRW. This investment was written off as of December 31, 2005.

In March 2006, the Company determined that Cristallo had defaulted in its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination, and efforts to negotiate revised terms with Cristallo, the Company (1) acquired the Logmed Technologies directly from H. Goldner and affiliates in March 2006 and (2) terminated operation of the Beiseker facility and notified Cristallo of its intent to terminate the purchase and return control of the Beiseker facilities. The Company unsuccessfully attempted to negotiate a formal agreement terminating the purchase of the Beiseker, returning the shares issued to Cristallo and releasing all claims relating to the proposed purchase and sale.

With the direct acquisition of the Logmed Technologies and the termination of operation of the Beiseker facility, the Company altered its business plan to focus exclusively on the marketing, sales and leasing of Logmed machines.

During 2006, the Company entered into a series of transactions designed to finance operations and acquisitions, including (1) borrowing an aggregate of $ 102,487 from various related parties, (2) borrowing Cdn 200,000 from a third party to pay a $150,000 downpayment in connection with the Logmed acquisition,
(3) the sale of $65,000 of convertible debentures, (4) borrowing Euro 100,000 under a line of credit facility, (5) issuing 2,652,188 shares of common stock to pay accrued and unpaid salary and expenses totaling $237,175 owing to officers and directors, and (6) issuing _4,985,740 shares of common stock to pay $498,574 of debt owing to shareholders.

In May 2007, the Company entered into a joint venture agreement with Medivac Limited, an Australian company, pursuant to which the Company and Medivac agreed to form a joint venture company to market the Company's Logmed machines and Medivac's MetaMizer machine.

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

Services and Operations

The Company's principal services and operations are comprised of the marketing, sales and leasing of its proprietary Logmed medical waste disinfection/sterilization units and the operation of a contract medical waste treatment facility, the Halle clinic medical facility in Wittenberg, Germany.

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

Logmed is an advanced autoclave unit incorporating proprietary patented technologies and processes, including continuous feeding, shredding, mixing, fragmenting, drying, chemical treatment and compaction in an enclosed environment to deactivate, dis-infect, sterlize and reduce contaminated waste. Logmed offers a fully automated medical waste treatment solution with multiple user benefits, including:

     o    elimination of manual separation;

     o reduction in end product and accompanying reduction in transportation and disposal cost;

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

Incorporating over 30 years of research and development by Helmut Goldner, the inventor of Logmed, the current generation of Logmed was first introduced in 2001 with the first commercial deployment of Logmed units occurring in 2001. At December 31, 2006, a total of 5 Logmed units were deployed and operational in 3 countries in Europe.

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

The German facility is located within the Halle medical facility in Wittenberg, Germany and houses a Logmed I unit. The facility provides waste treatment services exclusively for the Halle medical facility with approximately 1500 kilos of medical waste being treated daily during 2005 and 2006. The facility is operated under a contract with the Halle medical facility to provide treatment services on a fee per day basis. Services provided at the facility range from receiving and processing medical waste to turn key services including education, transportation and ultimate disposal of treated by-products. The facility operates in a single eight hour shift 5 days per week and employs a single operator. This unit was completely refurbished in the Fall of 2006 and is now in as-new condition.

Pursuant to the Company's agreement with Cristallo to acquire the Beiseker facility, the Company commenced management of operations of the Beiseker facility in June 2005 and operated the facility until March 2006. The Beiseker facility is a medical waste incineration facility with a treatment capacity of approximately 700 pounds per hour. The Company's original agreement with Cristallo to acquire the Beiseker facility was amended on multiple occasions to permit the management of the facility by the Company pending closing and to close the purchase subject to the ultimate delivery by Cristallo of the Logmed Technologies. Following the expiration of Cristallo's exclusive rights to acquire the Logmed Technologies, the Company elected to acquire the Logmed Technologies directly from H. Goldner and his associates and to terminate the acquisition of the Beiseker facility and the Company's operation of that facility.

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

The Company intends to initially target health care facilities in Europe and Australia where units are already operational or are on order and to expand marketing efforts to North America and other developed nations of the world. The Company's existing treatment facility in Wittenberg, Germany will serve as a prototype to demonstrate the Logmed technology and use. In order to accelerate or otherwise facilitate entry into various markets, the Company has entered into joint ventures and/or agency agreements with several local marketing companies in Dubai, China, Australia and France.

The Company also intends to undertake efforts to expand its current market for Logmed units from high-volume institutional settings to other hazardous waste treatment applications outside of the medical field. With the formation of its joint venture with Medivac, the Company intends to enter the mid- and small-volume health care facilities market through sales of Medivac's MetaMizer machines. See "Medivac Joint Venture" below.

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

The Company, and previously Logmed Technologie GmbH, historically arranged financing on units on a negotiated basis as transactions arose. The Company has now, through its Australian joint venture with MediVac, established a relationship with one institutional lender wherein standardized financing and leasing arrangements are available for Logmed and MetaMizer equipment sales to creditworthy customers. The ability to offer lease financing is expected to lead to additional sales opportunities for the Company.

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

-- Beiseker Facility

In April 2005, the Company signed an agreement with Cristallo to purchase the Beiseker medical waste treatment facility in Alberta, Canada. The Beiseker facility is a fully permitted medical waste treatment facility operating an incineration unit.

The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock. The cash portion of the purchase price was payable CAD$50,000 on exercise of the option with the balance being payable CAD$1,400,000 by proceeds of a mortgage to be placed on the land and buildings comprising the Beiseker facility and CAD$550,000 by seller financing with interest accruing at 6% per annum and repayable at the rate of CAD$100,000 per month, plus interest, beginning January 1, 2006, decreasing to CAD$50,000 per month, plus interest, beginning May 1, 2006. Pursuant to the terms of the acquisition of the Beiseker facility, the seller, Cristallo agreed to acquire and transfer to the Company all technology and marketing rights relating to a medical waste treatment technology developed by H. Goldner (the "Logmed Technologies"). In December 2005, the terms of payment of the purchase price of the Beiseker facility were amended to provide for an immediate cash payment of CAD$225,000 with the balance of the purchase price, in the amount of CAD$1,631,000, being financed by the seller, with a balloon payment of CAD$500,000 being due January 15, 2006 and the balance being payable in monthly installments based on the vendor take back mortgage terms.

In June 2005, pending Cristallo's delivery of the Logmed Technologies and payment of the final purchase price, the Company took control and began operations at the Beiseker facility. The Company continued operation of the Beiseker facility until the expiration of Cristallo's exclusive rights to acquire the Logmed Technologies in March 2006. Following the expiration of Cristallo's exclusive rights to acquire the Logmed Technologies , the Company elected to acquire the Logmed Technologies directly and to terminate the acquisition of the Beiseker facility and the Company's operation of that facility. The Company notified Cristallo of its termination and intent to return the Beiseker facilities and unsuccessfully attempted to negotiate a formal termination and release agreement and return of the shares issued to Cristallo.

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

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in instalments as follows:

     o 50,000 Euro credited for payments previously made through Cristallo on the request of the Company;

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

On January 11, 2007, the Company entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 have been revised to provide for a series of instalment payments as follows:

o        50,000 Euro  due January 17, 2007;
o        50,000 Euro  due January 31, 2007 to Goldner;
o        15,000 Euro  due January 31, 2007 to Frenzel;
o 18,332 Euro due August 31, 2007 to Frenzel payable in shares; o 100,000 Euro due February 28, 2007; o 100,000 Euro due March 31, 2007; o 66,668 Euro due August 31, 2007; and o 100,000 Euro due September 30, 2007.

All deferred payments bear interest at 8% per annum.

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

In May 2007, the Company entered into a joint venture with Medivac pursuant to which all marketing efforts of both the Company and Medivac are to be carried out through a joint venture company. See "Medivac Joint Venture" below.

Medivac Joint Venture

In May 2007, the Company and Medivac Limited entered into a joint venture agreement pursuant to which the Company and Medivac agreed to form a joint venture company to serve as the exclusive marketing agent for each company's products.

Medivac is an Australian healthcare equipment company listed on the Australian Stock Exchange. Medivac is principally engaged in the manufacture, through third party manufacturers, and marketing of a medical waste treatment system known as Metamizer that is principally targeted toward small- and mid-size health care facilities.

Under the terms of the joint venture agreement, the Company and Medivac will form a joint venture company under the name Logmed International Pty Ltd that will be equally owned by the Company and Medivac. The Company and Medivac, respectively, will grant to the joint venture company the exclusive worldwide marketing rights with respect to the Logmed and Metamizer product lines. The joint venture company will maintain sales offices in the US, Australia and Germany, with marketing efforts being directed by the Company's president, Don Sampson, and will share engineering resources of the Company and Medivac.

Competition

There are numerous regulated medical waste management services and products companies operating in the Company's target markets, and the market is highly competitive. Competition within the industry is based on both the nature of the solution (outsourced service based solutions vs. in-house product based solutions) and the technologies offered (incineration vs. autoclaving) and the related cost-effectiveness and compliance reliability of each solution. The Company's primary competitors are large corporations with regional, national and international businesses. These companies provide a variety of products and services and many have substantially greater financial and other resources than the Company possesses.

Competition based on the nature of the solution offered relates to in-house treatment of medical waste as opposed to outsourcing treatment to off-site operators. The Company's current focus is on sale of Logmed units for use on-site at medical facilities and, through the joint venture with Medivac, the sale of Metamizer units for use on-site at small- to mid-size medical facilities. Many competitors, including large international operators such as Stericycle, focus on off-site treatment options in which most, or all, aspects of waste treatment are outsourced with medical waste being transported off-site for treatment. The Company believes on-site treatment using the Logmed units or Metamizer units offers competitive advantages compared to outsourced off-site treatment options, including elimination of manual separation, reduction in transportation costs, increased control by medical facilities operators, reduced environmental risk exposure and shortened holding time of waste and at prices comparable to or better than outsourced solutions.

Competition based on technology relates to the type of treatment technology utilized to treat and neutralize medical waste. Due to environmental concerns, incineration is rapidly declining as a viable technology for treatment of medical waste. An array of alternative technologies have been introduced by a variety of companies to fill the void left by the decline in incineration as an acceptable option. Many of the technologies currently deployed, including the Logmed unit, involve advanced autoclave capabilities. These technologies compete based on a variety of factors including principally cost effectiveness, environmental impact, operating effectiveness of the solution and ease of use. The Company believes that the Logmed unit and the Metamizer compete favorably in all of these areas.

The Company faces potential competition from new entrants in the market, including outsourcing operators that may attain sufficient scale of operations to lower the cost of outsourced treatment to levels at which the Company may be unable to compete as well as the introduction of new technologies that may either reduce or eliminate the generation of medical wastes or produce better results in the form of lower operating costs, more effective treatment and less environmental impact, among other benefits.

Intellectual Property

The Company considers the protection of its technology to be important to its business.

The Company relies on patents, proprietary know-how and continuing technological innovation. The Company attempts to protect this information through a combination of patent protection and confidentiality agreements with employees, vendors and consultants. In connection with the acquisition of Logmed Technologie GmbH the Company acquired a portfolio of 26 patents covering the principal proprietary technologies incorporated into the Logmed units. The Company intends to vigorously defend its patents and to continuously seek new and additional patents as necessary to protect its rights in future technological advances in the Company's products. There can be no assurance that the Company's patents will not be contested and will be sustained in the event of a contest, that the Company will be successful in its efforts to secure new patents, that confidentiality agreements will not be breached, that the Company would have adequate remedies for any breach or that its trade secrets or know-how will not otherwise become known or independently discovered by other parties.

The Company's commercial success may also depend on its not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require the Company to alter its processes, pay licensing fees or cease using any current or future processes. In addition, there can be no assurance that the Company would be able to license the technology rights that it may require at a reasonable cost or at all. If the Company could not obtain a license to any infringing technology that it currently uses, it could have a material adverse effect on the Company's business.

Regulation

The Company operates within the medical waste management industry, which is subject to extensive and frequently changing federal, state and local laws and regulations. This statutory and regulatory framework imposes compliance burdens and risks on the Company and the users of its products, including requirements to obtain and maintain government permits. Those requirements vary from jurisdiction to jurisdiction.

The Company may be required to obtain certain permits, classifications and registrations in order to market the Logmed units and MetaMizer units in various jurisdictions or for selected uses. The Company believes it is presently in compliance with all applicable regulations relating to its operations in the markets in which Logmed units and MetaMizer units are currently operational and intends to take all steps necessary to assure compliance with any applications regulations that may apply in the future in such markets and in any new markets the Company may enter.

The Company is evaluating marketing its Logmed unit for use in the food processing industry and, specifically, for the treatment of prions such as mad cow disease. The Company intends to conduct testing to verify the effectiveness of the Logmed technology in treatment of prions and, subject to obtaining satisfactory results, to securing necessary approvals to market the Logmed unit for such application. While regulation with regard to treatment of prion diseases is evolving, the Company expects that the U.S. FDA and similar organizations will establish standards and guidelines that will govern the treatment of prions. The Company expects that testing and regulatory compliance with regard to the use of Logmed units in the treatment of prions will require at least one year.

While the Company presently intends to limit its operations to the sale and marketing of its Logmed units, and through its joint venture arrangement MetaMizer units, for operation by third parties, the Company's customers will be subject to a broad range of regulations that will indirectly affect the Company and acceptance of its products. Illustrative of the nature of regulations that may affect the Company's customers and, indirectly, the Company, are the regulations applying to operations in the United States which may serve as a model for other jurisdiction, a summary of the principal regulations being as follows:

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

          The Company's customers use landfills for the disposal of autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following autoclave treatment, waste is disposed of as non-hazardous waste.

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

In the event the Company's products fail to operate in the manner intended and customers suffer liability arising from such failure, the Company could be subject to claims asserted by the affected customers. The Company could also be subject to fines or penalties in connection with violations of regulatory requirements.

The Company does not presently carry liability insurance that would cover liability arising from failures of products to perform as intended. The Company intends to evaluate the acquisition of liability insurance to cover such risks at such time as the Company's financial position will support the same. Even if the Company is successful in securing such insurance, there can be no assurance that the Company will not face claims resulting in substantial liability for which it is uninsured or underinsured and which could have a material adverse effect on the Company's business.

Employees

As of March 31, 2007, the Company had 5 full-time and 2 part-time employees/consultants. None of the Company's employees are subject to collective bargaining agreements.

ITEM 2.           PROPERTIES

As of December 31, 2006, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company's principal officers. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

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

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock and Stock Holder Information

The Company's common stock trades on the Pink Sheets under the symbol "GENV".

Prior to February 2005, there was no established trading market in the Company's common stock and trading therein was sporadic. The following table sets forth the range of high and low bid prices for each quarter during fiscal 2005 and 2006:

                               Calendar Year 2006        Calendar Year 2005
                               High           Low         High         Low

         Fourth Quarter....     $0.15        $0.03       $0.20        $0.08
         Third Quarter.....     $0.09        $0.03       $0.48        $0.10
         Second Quarter....     $0.14        $0.06       $0.55        $0.35
         First Quarter.....     $0.22        $0.08       $0.80        $0.10

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 31, 2007, the closing bid price of the common stock was $0.05.

As of March 31, 2007, there were approximately 56 record holders of the Company's common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of the Company's common stock that may be issued under existing equity compensation plans.

                                                                                                       Number of securities
                                                                                                     remaining available for
                                                                            Weighted-average          future issuance under
                                         Number of securities to be        exercise price of        equity compensation plans
                                           issued upon exercise of        outstanding options,        (excluding securities
                                            outstanding options,          warrants and rights        reflected in column (a))
           Plan Category                   warrants and rights (a)                (b)
-------------------------------------    ----------------------------    -----------------------    ---------------------------
Equity compensation plans approved
by security holders (1)                                    7,229,688                      $0.27                              0
Equity compensation plans not
approved by security holders                                       -                          -                              -
                                         ----------------------------    -----------------------    ---------------------------
Total                                                      7,229,688                      $0.27                              -
                                         ============================    =======================    ===========================

     (1) Consists of shares reserved for issuance under the 2005 Long Term Performance Plan pursuant to which 8,000,000 shares were initially reserved.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition as of December 31, 2006, and the Company's results of operations for the years in the two-year period ended December 31, 2006 and 2005, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Globetech Environmental, Inc.'s ("Globetech" or the "Company") business during 2006 consisted principally of the operating and marketing for sale or lease, medical waste treatment facilities. The Company operated the Beiseker facility until March 2006 after which time it was returned to the seller. The purchase of the Logmed technology rights from H. Goldner and affiliates in late March 2006 brought substantial activity and assets to Globetech. Marketing agents were recruited in numerous regions, sales efforts initiated, medical fairs attended and the groundwork laid for expected growth in product sales.

2006 Developments

During 2006, the Company fully implemented its plan to enter into the medical waste treatment industry. The key step was the acquisition of technology and marketing rights relating to medical waste treatment technology from H. Goldner and affiliates ("Logmed Technologies").

In April 2005, the Company signed an agreement with Cristallo to purchase the Beiseker medical waste treatment facility in Alberta, Canada. The Beiseker facility is a fully permitted medical waste treatment facility operating an incineration unit.

The agreement on the Beiseker facility provided for a purchase price of CAD$2,000,000 plus 2,000,000 shares of common stock. The cash portion of the purchase price was payable CAD$50,000 on exercise of the option with the balance being payable CAD$1,400,000 by proceeds of a mortgage to be placed on the land and buildings comprising the Beiseker facility and CAD$550,000 by seller financing with interest accruing at 6% per annum and repayable at the rate of CAD$100,000 per month, plus interest, beginning January 1, 2006, decreasing to CAD$50,000 per month, plus interest, beginning May 1, 2006. Pursuant to the terms of the acquisition of the Beiseker facility, the seller, agreed to acquire and transfer to the Company all technology and marketing rights relating to the Logmed Technologies. In December 2005, the terms of payment of the purchase price of the Beiseker facility were amended to provide for an immediate cash payment of CAD$225,000 with the balance of the purchase price, in the amount of CAD$1,631,000, being financed by the seller, with a balloon payment of CAD$500,000 being due January 15, 2006 and the balance being payable in monthly installments based on the vendor take back mortgage terms.

In March 2006, the Company determined that Cristallo had defaulted in its obligations to acquire and transfer to the Company the Logmed Technologies. Following such determination, and efforts to negotiate revised terms with Cristallo, the Company (1) acquired the Logmed Technologies directly from Logmed Technologie in March 2006 and (2) terminated operation of the Beiseker facility and notified Cristallo of its intent to terminate the purchase and return control of the Beiseker facilities. The Company unsuccessfully attempted to negotiate a formal agreement terminating the purchase of the Beiseker return the shares issued to Cristallo and release all claims relating to the proposed purchase and sale. As a result of the termination of the Company's operation of the Beiseker facility and the return of control of the facilities to Cristallo, the Company recorded none of the revenues or expenses relating to operation of the Beiseker facility during 2005, but recorded a loss on investments of $1,558,485. The loss on investments consisted of (1) the value of the stock issued in connection with the initial acquisition of the Beiseker facility ($1,000,000), (2) payments made to Cristallo pursuant to the terms of the acquisition agreement ($323,500), and (3) amounts invested to upgrade the Beiseker facility, net of cash flows from operation of the facility. Additionally, as a result of the termination of operation of the Beiseker facility, during 2005, the Company reported a loss of $400,000 from the write-down of autoclave units acquired by the Company for use at the Beiseker facility.

With the direct acquisition of the Logmed Technologies and the termination of operation of the Beiseker facility, the Company focused its operations on the marketing, sales and leasing of Logmed machines.

Pursuant to its efforts to begin marketing of its Logmed machines, during 2006, the Company entered into discussions and preliminary agreements with various parties to act as the Company's partner in marketing Logmed units in various markets, including the appointment of an exclusive marketing agent in the People's Republic of China, which appointment was subsequently terminated. Pursuant to those efforts, the Company commenced discussions with Medivac Limited, an Australian Stock Exchange listed company, with respect to the formation of a joint venture to market each company's medical waste treatment products. The Company and Medivac entered into a formal joint venture agreement in May 2007 pursuant to which a newly formed joint venture company will act as exclusive marketing agent for the Company's Logmed units and Medivac's MetaMizer product.

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

Loss on Investments. The Company operated the Beiseker facility during 2005 pursuant to the terms of the proposed acquisition of the facility. Subsequent to year-end, the Company determined that the seller of the facility, Cristallo, had not performed fully under the terms of the acquisition agreement regarding the Beiseker facility and determined to cease operation of the Beiseker facility and to return control of those facilities to Cristallo. As a result of the cessation of operation of the Beiseker facility and return of control of the same to Cristallo due to non-performance under the acquisition agreement, the Company has excluded all revenues and expenses associated with the operation of the Beiseker facility from its consolidated Statement of Operations. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005.

The Company had previously recorded revenues and expenses associated with the operation of the Beiseker facility in its Statement of Operations for the quarter and year-to-date periods ended June 30 and September 30, 2005. As a result of the subsequent termination of operation of the Beiseker facility and return of control of the facility to Cristallo, the Company amended its Form 10-QSBs for the quarters ended June 30, 2005 and September 30, 2005 to restate its financial statements and eliminate the revenues and expenses associated with the Beiseker facility from the Statement of Operations with all amounts relating to the Beiseker facility to be capitalized as an investment in the facility.

The $474,821 write down of investments in 2006 relates to the acquisition of the German subsidiary Logmed Technologie GmbH. The purchase price paid for all the outstanding shares exceeded the underlying net assets of the company and the difference was written down pursuant to current accounting provisions.

Results of Operations

Revenues. The Company's revenues totaled $432,036 in 2006 as compared to $0 in 2005. As previously noted, revenues attributable to the operation of the Beiseker facility were excluded from consolidated revenues for 2005 and 2006 as a result of the termination of operation of the Beiseker facility and return of control of the facility to Cristallo. The 2006 revenues consist of the sale of one refurbished Logmed unit ($379,841) and net revenues from operation of a Logmed unit at the Halle clinic ($52,195).

Operating Expenses. Cost of goods sold totaled $125,965 in 2006 and nil for 2005. The increase in cost of sales was attributable to the commencement of Logmed sales in 2006.

Consulting expenses totaled $343,019 during 2006 as compared to $236,637 during 2005. The increase in consulting expenses was due to higher travel expenses relating to international travel in connection with, and following, the Logmed acquisition and the addition of two consultants to assist in marketing/promotion and preparation of the Prion grant applications.

The Stock Option benefit was $344,825 in 2006 based upon the Black-Scholes calculation and nil in 2005. This is not a cash expense, rather an estimate of the value of the options granted to officers and directors based upon a mathematical formula.

General & Administrative Expenses. G&A expense was $602,259 in 2006 and $192,264 in 2005. The increase was a result of the acquisition of the German subsidiary company, Logmed Technologie GmbH, and the staff and office charges related thereto.

Depreciation Expense Depreciation expense was $26,697 in 2006 and nil in 2005. The increase was due to the acquisition of the Halle Logmed machine and further tangible assets in Logmed Technolgie GmbH that were depreciated in 2006.

Other Income (Expense). The Company reported other expense, net of other income, of $499,711 during 2006 as compared to a net expense of $2,013,240 during 2005. Net other expense during 2005 consisted principally of (1) a loss on investments of $1,558,485 relating to the termination of operations and return of control of the Beiseker facility, including all amounts invested, both cash and stock, in the acquisition of the facility and upgrade of the facility, (2) a $101,276 loss associated with the write-down of the CRW license, (3) a $400,000 loss associated with the write-down of the book value of three autoclave units acquired for use at the Beiseker facility, (4) deemed interest expense of $247,588 attributable to the beneficial conversion feature of convertible notes issued in settlement of debt during 2005, and (5) a gain on the forgiveness of debt of $294,664. The 2006 other expense is made up of the $487,821 writedown of the Logmed Technologie GmbH investment and $24,890 of interest expense. The reduction in interest expense is due to the repayment of a large amount of shareholder debt with equity.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had nominal resources at December 31, 2006 and 2005 with a cash balance of $71,628 at December 31, 2006 and $1,219 at December 31, 2005 and a deficit in working capital of $1,452,396 at December 31, 2006 and $813,529 at December 31, 2005. The significant increase in the working capital deficit relates to the obligations due relating to the purchase of the Logmed Technology.

The Company has been dependent upon financing provided in the form of shareholder loans from its principal officers, directors and shareholders to support its ongoing operations. The Company expects to continue to be dependent upon financing provided by its principal officers, directors and shareholders and from the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and shareholders or third parties to provide financing.

Cash Flows

The Company used $166,312 in cash from operations during 2006 as compared to $307,787 used in operations in 2005. The decrease in cash used in operations in 2006 was principally attributable to changes in operating assets and liabilities.

Financing activities provided $525,921 of cash to the Company during 2006 as compared to $309,006 provided in 2005. All cash provided by financing activities for 2005 was attributable to shareholder loans. 2006 cash was provided from loans, convertible debentures, stock option exercise and private placements.

During 2005, the Company settled $468,746 of debt through the issuance of convertible notes payable in the amount of $247,588. The convertible notes payable were converted into 26,969,568 shares of common stock during 2005. During 2006, the Company raised $65,000 through the issuance of convertible debentures. The debentures were converted to 1,128,137 common shares during 2006.

During 2006 the Company raised $171,232 through the issuance of a Demand Promissory Note. This note along with a Related Party Note for $72,862 plus accrued interest were converted to 3,199,069 and 1,368,746 common shares respectively subsequent to year end.

Long-Term Debt

Long-term debt, consisting of the payable relating to the Logmed Technology acquistion, totaled $607,000 at December 31, 2006 as compared to nil at December 31, 2005. See "Logmed Technologie Acquisition" below for a detailed discussion of the payable relating to the Logmed Technology acquisition.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, overhead and purchase and operational payments relating to the March 2006 acquisition of Logmed Technologie GmhB.

At December 31, 2006, the Company's only contractual obligations requiring determinable future payments were payments owing with respect to the Logmed Technology acquisition discussed below.

At December 31, 2006, the Company had limited resources available to fund it operational deficits and other financial obligations and was dependent upon the receipt of additional financing to support its operations.

In February 2007, the Company issued 3,214,285 shares of common stock, 2,500,000 two year warrants exercisable at $0.12 per share and 714,285 two year warrants exercisable at $0.14 per share for aggregate consideration of $200,000.

In May 2007, the Company entered into a sale/leaseback transaction pursuant to which the Company sold two operating Logmed machines and the rights with respect to a third Logmed machine that is expected to be put in service during 2007 for $1,500,000. Pursuant to the sale/leaseback transaction, the Company agreed to lease each of the Logmed machines for monthly lease payments of $12,000 per machine for a period of 84 months.

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

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $2,025,000), are payable in instalments as follows:

     o 50,000 Euro credited for payments previously made through Cristallo Holdings Inc on the request of the Company;

     o    150,000 Euro due March 23, 2006;

     o 500,002 Euro due December 31, 2006; (amended as reflected in Acquisitions section above)

     o    434,000 Euro due December 31, 2007; and

     o    365,998 Euro due December 31, 2008.

On January 11, 2007, Globetech entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 have been revised to provide for a series of instalment payments as follows:

     o    50,000 Euro due January 17, 2007;

     o    50,000 Euro due January 31, 2007 to Goldner;

     o    15,000 Euro due January 31, 2007 to Frenzel;

     o    18,332 Euro due August 31, 2007 to Frenzel payable in shares;

     o    100,000 Euro due February 28, 2007;

     o    100,000 Euro due March 31, 2007;

     o    66,668 Euro due August 31, 2007; and

     o    100,000 Euro due September 30, 2007.

All deferred payments bear interest at 8% per annum. All required payments, up to and including March 31, 2007, have been made.

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

Subsequent to December 31, 2006, $274,068 of notes payable (including $82,124 owed to affiliates of the Company) were converted into an aggregate of 4,567,815 shares of common stock (representing an effective conversion price of $0.06 per share) plus two year warrants to purchase 4,567,815 shares of common stock at $0.12 per share.

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

On August 17, 2006, Company dismissed Robison, Hill & Co. ("RHC") as the Company's independent certifying accountants. On the same date, the Company appointed Child, Van Wagoner & Bradshaw, PLLC ("CVWB") as the Company's new independent certifying accountants.

The decision to dismiss RHC and appoint CVWB was recommended and approved by the Company's audit committee and board of directors.

RHC's reports on the financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of RHC, there were no disagreements with RHC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of RHC, would have caused RHC to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of RHC, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(iv) of Regulation S-B.

Prior to the engagement of CVWB, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with CVWB regarding the type of audit opinion which might be rendered on the Company's financial statements and no oral or written report was provided by CVWB.

The Company provided RHC with a copy of the disclosures it made in response to
Item 304(a) of Regulation S-K. The Company requested that RHC review the disclosure and furnish the Company with a letter addressed to the Commission stating whether it agreed with the statements made by the Company in response to
Item 304(a) of Regulation S-B and, if not, stating the respects in which it does not agree. Such letter was filed as an exhibit to the Company's report on Form 8-K relating to the change of auditors.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO").

Because we currently lack the financial resources to support accounting personnel beyond our CFO, certain controls may only be adequately addressed through the addition of personnel and the related segregation of duties. The issue of late-filing quarterly and annual returns is of significant concern and is being addressed to the best of our abilities.
Based on an internal review, our CEO and CFO concluded that the disclosure controls and procedures were not effective as of December 31, 2006 due to the foregoing limitations. No changes occurred in internal controls over financial reporting during the 4th quarter of 2006.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16A OF THE SECURITIES EXCHANGE ACT

Executive Officers and Directors

The Company's executive officers and directors, and their ages and positions as of April 1, 2007 are as follows:

   Name                        Age      Position
   Donald Sampson              56       CEO/President and Director
   Theodor Hennig              51       Chief Financial Officer and Director
   Donald Getty                73       Chairman and Director
   Hans-Eberhardt Frenzel      60       Director

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

Theodor Hennig has served as Chief Financial Officer and a director of the Company since September 2005. Prior to his appointment by the Company, from May 2004 to September 2005, Mr. Hennig served as Chief Financial Officer of Alpine Environmental Inc, an environmental consulting and service company. Mr. Hennig was President of Theodor Hennig Professional Corporation in 2002 and 2003 and provided tax and consulting advice to a variety of private and public companies. Mr. Hennig holds an Honours Economics degree from the University of Waterloo and obtained his Chartered Accountant designation in Alberta in 1984.

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

Donald Getty (Chairman), Don Sampson and Theodor Hennig are the members, and during 2006 were the members, of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is qualified to serve on the Audit Committee based on their financial and accounting acumen. The Board of Directors has determined that none of the members of the Audit Committee meets the SEC criteria of an "audit committee financial expert" and that only Mr. Getty satisfies the independence standards for audit committee members (applying the standards adopted by Nasdaq). At such time as the Board of Directors determines that the size and scope of the Company's operations and its available financial resources warrant such, the Company expects to seek to add independent directors for appointment to the Audit Committee, including one or more directors satisfying the criteria of an "audit committee financial expert."

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

Donald Getty (Chairman) and Donald Sampson are the members, and during 2006 were the members, of the Compensation Committee. The Board of Directors has determined that only Mr. Getty satisfies the independence standards established by Nasdaq.

Board Meetings

During 2006, the Board of Directors held 5 formal meetings, the Audit Committee held 1 meeting and the Compensation Committee held 1 meeting. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served. Nomination of Directors

The Board of Directors does not maintain a standing Nominating Committee. Because of the small size of the Board, the lack of independent directors and the current demands on the directors, the Board determined that the nomination process would best be carried out by drawing upon the resources of all Board members with the requirement that nominees be selected by a majority of the directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2006. Except for one Form 3 filed late by Theo Hennig and one Form 4 filed late by each of Don Sampson, Theo Hennig and Don Getty, to our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2006. In making these disclosures, we have relied solely on written statements of our directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years to the Company's "named executive officers". None of the Company's other employees received greater than $120,000 in salary and bonus during the last three fiscal years.

Summary Compensation Table

         The following table includes information concerning compensation for the year ended December 31, 2006 for our CEO and our CFO, being our only executive officers and employees during the year:

                                                                                               Change in
                                                                                                Pension
                                                                                               Value and
                                                                                Non-Equity    Nonqualified
                                                          Stock    Option     Incentive Plan    Deferred      All Other
                                        Salary     Bonus  Awards   Awards      Compensation   Compensation   Compensation    Total
Name and Principal Position     Year      ($)       ($)    ($)     ($)(1)           ($)        Earnings ($)       ($)         ($)
Don Sampson, CEO (2)            2006   $ 120,000   $ -    $ -       $ 112,441  $      -       $     -        $   -         $ 232,441
Theodor Hemnig, CFO (3)         2006     100,000     -      -         112,441         -             -            -           212,441

(1) Refer to Note 10, "Stock Options and Awards," in the Notes to Financial Statements for the relevant assumptions used to determine the valuation of our option awards.
(2) Salary to Mr. Sampson of $120,000 was accrued during 2006, of which $20,000 was paid through the issuance of 250,000 shares of common stock and $100,000 remained payable at year end.
(3) Salary to Mr. Hennig of $100,000 was accrued during 2006, of which $16,666 was paid through the issuance of _208,325 shares of common stock and $83,334 remained payable at year end.

         Base Salary

         Compensation of the Company's CEO and CFO is set by employment agreements at such level as the compensation committee believes will motivate leadership and accomplishment and compensate such officers for their efforts and risks taken on in managing an early stage company. The salaries of Mr. Sampson, as CEO, and Mr. Hennig, as CFO, were contractually fixed at $120,000 and $100,000, respectively, during 2006. Because of the absence of sufficient funding to support salary payments, the stated salaries of Mr. Sampson and Mr. Hennig were accrued during 2006 and partially settled through the issuance of common stock, with Mr. Sampson receiving 250,000shares of common stock in settlement of $20,000 of salary and Mr. Hennig receiving 208,325 shares of common stock in settlement of $16,666 of salary.

         Bonus

         The Company does not presently maintain any formal bonus plan for executive officers and employees and no bonuses were given during 2006. The compensation committee may, at its discretion, elect to adopt a formal bonus plan to reward shorter-term performance based on the satisfaction of specific financial and other goals to be established by the compensation committee from time to time. Mr. Sampson and Mr. Hennigs' contracts call for bonuses in the event that certain EBITDA thresholds are achieved.

         Stock Option and Equity Incentive Programs

         The Company intends that its stock option program is the primary vehicle for offering long-term incentives and rewarding executive officers and key employees. The Company also regards its stock option program as a key retention tool. This is a very important factor in determination of the terms of options granted, including the number of underlying shares that are granted in connection with that award. Because of the direct relationship between the value of an option and the market price of common stock, the Company believes that granting stock options is the best method of motivating the executive officers to manage the Company in a manner that is consistent with the interests of the company and its stockholders.

         Option Awards Granted. The Company grants options to executive officers and key employees at the time of hiring and, thereafter, at such times as the compensation committee deems appropriate based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain long-term goals. However, there is no set formula for the granting of options to individual executives or employees. During 2006, the Company granted stock options to its CEO and CFO to purchase an aggregate of 5% of the outstanding shares of the common stock.

         Timing of Grants. Stock option awards to the executive officers and other key employees have, historically, been limited to the commencement of employment and annually thereafter at such time as the compensation committee deems appropriate. The compensation committee has adopted as a policy a specific prohibition of timing stock option grants, and has made no stock option grants, to coordinate with the release of material non-public information in any manner designed to affect the value of executive compensation. The exercise price of all stock options is set at or above the prior day's closing price of the common stock.

         Stock Ownership Guidelines. The Company does not presently maintain any guidelines or requirements with respect to minimum number, or value, of our shares to be owned by our executive officers or directors.

         Perquisites

         Our executives are entitled to few benefits and, in each case, those benefits are available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

Grants of Plan-Based Awards

         The following table sets forth certain information with respect to stock options granted during or for the fiscal year ended December 31, 2006 to each of our named executive officers:

                                                                              All Other All Other
                                                                               Stock    Options     Exercise  Closing
                                  Estimated                Estimated           Awards:   Awards:     or Base   Price    Grant
                                Future Payouts           Future Payouts        Number   Number of     Price     of      Date
                               Under Non-Equity           Under Equity        of Shares Securities      of    Stock   Fair Value
                             Incentive Plan Awards    Incentive Plan Awards   of Stock  Underlying   Options    on     of Option
                     Grant Threshold  Target Maximum Threshold Target Maximum or Units   Options     Awards    Grant    Awards
   Name              Date     ($)       ($)     ($)      ($)     ($)    ($)     (#)       (#)      ($/Sh)(1)   Date    (S)(2)
------------------- ------- -------- ------- ------- --------- ------ ------- --------  ----------- --------- ------- ----------
Don Sampson, CEO    4/03/06    -       -        -         -       -      -       -       1,500,000  $    0.08 $  0.08  $ 112,441

Theodor Hennig, CFO 4/03/06    -       -        -         -       -      -       -       1,500,000       0.08    0.08  $ 112,441

(1) The exercise price of the stock option awards is equal to the prior day's closing price of the common stock as reported by the OTC Bulletin Board.
(2) Refer to Note 8, "Stock Options and Warrants," in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the valuation of our option awards.

         The board granted stock options under the company's 2005 Stock Option Plan to Don Sampson and Theodor Hennig on April 3, 2006. In keeping with our standard policy and practice, the exercise price of the stock options that were awarded was $0.08 per share, the prior day's closing price of our common stock as reported on the OTC Bulletin Board. The terms of the options provide for immediate vesting. The options have a life of 5 years.

Outstanding Equity Award at Fiscal Year-End

         The following table includes certain information with respect to the number of all unexercised options previously awarded to the named executive officers at December 31, 2006.

                                                                                                                          Equity
                                                                                                                        Incentive
                                                                                                                          Plan
                                                                                                              Equity     Awards:
                                                                                                              Plan       Market
                                                     Equity                                                  Awards:    or Payout
                                                   Incentive                                                Number of   Value of
                                                  Plan Awards                                    Market     Unearned    Unearned
                      Number of     Number of     Number of                         Number of   Value of     Shares      Shares
                      Securities    Securities    Securities                        Shares or   Shares or   Units or    Units or
                      Underlying    Underlying     Underlying                       Units of    Units of      Other       Other
                     Unexercised   Unexercised    Unexercised   Option                Stock        Stock      Rights     Rights
                       Options        Options      Unearned    Exercise  Option     That Have    That Have  That Have   That Have
                     Exercisable  Unexerciseable    Options     Price   Expiraton   Not Vested  Not Vested  Not Vested  Not Vested
       Name            (#)(1)          (#)            (#)        ($)      Date          (#)        ($)         (#)        ($)
-------------------  -----------  --------------  -----------  --------  ----------  ----------  ----------  ---------  ----------
Don Sampson, CEO      1,400,000               -            -   $   0.50  05/25/2007           -  $        -          -  $        -
                      1,350,000               -            -       0.08  04/02/2016           -           -          -           -
Theodor Hennig, CFO   1,350,000               -            -       0.08  04/02/2016           -           -          -           -

Option Exercises and Stock Vested

         The following table includes certain information with respect to options exercised by executive officers named above during the fiscal year ended December 31, 2006.

                               Option Awards                  Stock Awards
                        Number of                       Number of
                         Shares           Value          Shares         Value
                       Acquited on     Realized on     Acquited on   Realized on
    Name               Exercise(#)    Exercise($)(1)    Vesting(#)    Vesting($)
--------------------  ------------   ---------------  ------------   -----------
Don Sampson, CEO         150,000           0                -             -
Theodor Hennig, CFO      150,000           0                -             -

(1) Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

Post-Employment Compensation

         Pension Benefits

         The Company does not provide pension arrangements or post-retirement health coverage for executives or employees.
         Nonqualified Deferred Compensation

         The Company does not provide any nonqualified defined contribution or other deferred compensation plans.
         Other Post-Employment Payments

         The Company has no agreements, written or oral, to provide any payments to executives or employees upon termination or a change-in-control.

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

Employment Contracts and Change of Control Agreements

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Effective March 1, 2007, the Company entered into a new two year employment agreement with Mr. Sampson. Under his employment agreement, Mr. Sampson was originally entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. Effective March 1, 2007, Mr. Sampson's base salary was increased to $180,000. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EDITDA thresholds be met.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2007, 67,354,007 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

|X| each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
|X|      each of the Company's directors;
|X|      each of the Company's named executive officers; and
|X|      all of the Company's directors and executive officers as a group.

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

                                       Amount and Nature of Beneficial Ownership
                                                          (1)
                                Shares Underlying
-------------------------------------  ---------------    Options, Warrants and    ---------------  -----------------
                                Other Convertible
          Name and Address                                   Securities (2)                            Percent of
         of Beneficial Owner               Shares                                     Total (2)         Class (2)
Donald Sampson (3)                           6,029,500                  2,750,000        8,779,500              12.3%
Theodor Hennig                               1,114,688                  1,350,000        2,464,688               3.4%
Donald Getty (4)                               975,000                  1,750,000        2,725,000               3.9%
Hans-Eberhardt Frenzel                               0                    250,000          250,000                  *
Bert Lavallee (5)                            3,481,495                          0        3,481,495               5.7%
                                       ---------------            ---------------    -------------    ----------------
All executive officers and directors
as a group (4 persons)                       8,119,188                  6,100,000       14,219,188              18.9%

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

During 2006, Mr. Sampson paid $46,603 of expenses on behalf of the Company and accrued $100,000 in salary due for a total of $146,603 due him at December 31, 2006 ($120,809.31 at December 31, 2005).

During 2006, Mr. Hennig paid $8,655 of expenses on behalf of the Company and accrued $90,000 in salary due for a total of $98,655 due him at December 31, 2006 ($52,175 at December 31, 2005).

The amounts due to Mr. Sampson and Mr. Hennig by the Company are repayable on demand.

Amounts owed to shareholders totaled $773,903 at December 31, 2005 and $107,481 at December 31, 2006. All such amounts were repayable on demand with no specific repayment terms. In April 2006, substantially all amounts owed to shareholders, including accrued but unpaid salary and expenses, totaling $735,649 were converted into an aggregate of 7,949,428 shares of common stock. The conversion price of such debt was at or above the market price of the stock on the dates of conversion.

ITEM 13. EXHIBITS

 Exhibit Number             Description of Exhibit

         2.1 Purchase Agreement by and between Canglobe International, Inc. and Cristallo Engineering (incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005)

         2.2 Agreement, dated as of March 17, 2006, between Globetech Environmental, Inc., Hans-Eberhardt Frenzel, Helmut Goldner, Goldner Umwelt & Hygienetechnik GmbH, and Logmed Technologie GmbH (incorporated by reference to the respective exhibits filed with the Registrants Current Report on Form 8-K, dated March 17, 2006 and filed with the SEC on April 3, 2006)

         3.1 Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 20, 1999)

         3.2 Amended Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 20, 1999)

         3.3 Bylaws (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 20, 1999)

         10.1 Employment Agreement, between Canglobe International, Inc. and Donald Sampson (incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005)

         10.2 Canglobe International, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to the respective exhibits filed with Registrant's Definitive Proxy Statement on Schedule 14A filed July 11, 2005)

         10.3 Consulting Agreement between Globetech Environmental, Inc. and Theodor Hennig (incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005)

         10.4 Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K, dated April 1, 2006 and filed with the SEC on April 6,
                  2006)

         10.5 Form of Two Year Warrant issued February 27, 2007 (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K, dated February 27, 2007 and filed with the SEC on March 5, 2007)

         10.6* Employment Agreement between Globetech Environmental, Inc. and Donald Sampson

         10.7* Joint Venture Agreement between Globetech Environmental, Inc. and MediVac Limited

         10.8* Master Equipment Lease Agreement between Tech-Rock LLC and Globetech Environmental

         14.1 Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005)

         31.1*    Section 302 Certification - CEO

         31.2*    Section 302 Certification - CFO

         32.1*    Section 906 Certification - CEO

         32.2*    Section 906 Certification - CFO

*        Filed herewith

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following is a summary of the fees billed to us by Child Von Wagoner & Bradshaw PLLC and Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:

                                  Fiscal 2006      Fiscal 2005
                                  -----------      -----------
   Audit fees                     $    37,000      $     5,498
   Audit related fees                       -                -
   Tax fees                               193              143
   All other fees                           -                -
                                  -----------      -----------
       Total                      $    37,193      $     5,641
                                  ===========      ===========

Audit Fees - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Child Von Wagoner & Bradshaw PLLC and Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  GLOBETECH ENVIRONMENTAL, INC.

                                  By: /s/ Donald Sampson
                                  Donald Sampson, President

Date: June 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
/s/ Donald Sampson                          President and Director                      June 20, 2007
----------------------------------------
Donald Sampson                              (Principal Executive Officer)


/s/Theodor Hennig_________________          Chief Financial Officer and Director        June 20, 2007
-----------
Theodor Hennig                              (Principal Financial and Accounting
                                            Officer)

/s/Donald Getty                             Director                                    June 20, 2007
----------------------------------------
Donald Getty

/s/Hans-Eberhart Frenzel                    Director                                    June 20, 2007
----------------------------------------
Hans-Eberhardt Frenzel

                                    CONTENTS


                                                                           Page

Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheets
  December 31, 2006 and 2005................................................F-3

Consolidated Statements of Operations for the years ended
  December 31, 2006 and 2005 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2006....F-4

Consolidated Statement of Stockholders' Equity
  Since April 7, 1997 (inception) to December 31, 2006......................F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2006 and   2005 and for the Cumulative Period from
  December 1, 2001 (inception of development stage) to December 31, 2006....F-6

Notes to the Consolidated Financial Statements..............................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Globetech  Environmental, Inc.

We have audited the accompanying consolidated balance sheet of Globetech Environmental, Inc. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetech Environmental, Inc. (a development stage company) as of December 31, 2006, and the results of its operations, stockholders' deficit and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
June 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Globetech Environmental
(Formerly Canaglobe International, Inc)
(A Development Stage Company)

We have audited the accompanying balance sheet of Globetech Environmental, Inc (a development stage company) as of December 31, 2005, and the related statements of operations, and cash flows for the year then ended and the statement of stockholder's equity since April 7, 1997 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion .

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globetech Environmental, Inc (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

\s\ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
April 17, 2006

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION 1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                   2006                2005
                                                             -----------------   -----------------
Assets
   Cash and cash equivalents                                 $          71,628   $           1,219
   Receivables and prepaid expenses                                     71,118                   -
                                                             -----------------   -----------------
      Total Current Assets                                             142,746               1,219

    Fixed Assets, net                                                  113,129                   -
     Intangible Assets                                               1,286,840                   -
                                                             -----------------   -----------------
                                                                     1,399,969                   -
                                                             -----------------   -----------------

      Total Assets                                           $       1,542,715   $           1,219
                                                             =================   =================

Liabilities and Shareholders' Deficit
Liabilities
   Bank line of credit                                       $         134,035   $               -
   Accounts payable and accrued liabilities                            257,273              80,845
   Accrued expenses due officers                                       245,258                   -
   Notes payable                                                       244,095                   -
   Due to shareholders                                                 107,481             733,903
   Due to Goldner - current                                            607,000                   -
                                                             -----------------   -----------------
      Total Current Liabilities                                      1,595,142             814,748
                                                             -----------------   -----------------

   Due to Goldner                                                      971,200                   -
                                                             -----------------   -----------------
      Total Liabilities                                              2,566,342             814,748

Stockholders' Deficit
  Common Stock, Par value $.001, Authorized
    100,000,000 shares, Issued 59,061,192 at
    December 31, 2006 and 48,073,030 at
    December 31, 2005                                                   59,061              48,073
  Paid-In Capital                                                    3,639,074           2,374,342
  Retained Deficit prior to entering development stage               (273,432)           (273,432)
  Deficit Accumulated During the
     Development Stage                                             (4,472,953)         (2,962,512)
Other comprehensive income                                              24,623                   -
                                                             -----------------   -----------------
     Total Stockholders' Deficit                                   (1,023,627)           (813,529)
                                                             -----------------   -----------------

       Total Liabilities and Stockholders' Deficit           $       1,542,715   $           1,219
                                                             =================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                       December 31,                 Development
                                                                 2006               2005               Stage
                                                          -------------------   ----------------   -----------------
Revenues:  Sales                                          $           379,841   $              -   $        379,841
           Halle revenue                                               52,195                                52,195
   Cost of sales                                                    (125,965)                  -          (125,965)
                                                          -------------------   ----------------   -----------------
Gross profit                                                          306,071                  -            306,071

Expenses
   Consulting                                                         343,019            236,637            803,033
   Stock Option Benefit                                               344,825                  -            344,825
   General and Administrative                                         602,259            192,264          1,091,265
   Depreciation and amortization                                       26,697                  -             26,697
                                                          -------------------   ----------------   -----------------
      Total Expenses                                                1,316,800            428,901          2,265,820

Other Income (Expense)
   Interest Expense                                                  (24,890)          (247,858)          (272,748)
   Currency Exchange                                                        -              (285)              (285)
   Write-Down of Assets                                             (474,821)          (400,000)          (874,821)
   Write-Down of License Rights                                             -          (101,276)          (101,276)
   Loss on Investments                                                      -        (1,558,485)        (1,558,485)
   Forgiveness of Debt                                                      -            294,664            294,411
                                                          -------------------   ----------------   -----------------

Total Other Income (Expense)                                        (499,711)        (2,013,240)        (2,513,204)
                                                          -------------------   ----------------   -----------------

Net Loss                                                          (1,510,440)        (2,442,141)        (4,472,953)

  Foreign Currency Adjustment                                          24,623                  -             24,623
                                                          -------------------   ----------------   -----------------
Comprehensive Loss                                        $       (1,485,817)   $    (2,442,141)   $    (4,448,330)
                                                          ===================   ================   =================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $            (0.03)   $         (0.06)
                                                          ===================   ================

Weighted Average Shares Outstanding                                54,416,336         44,435,150
                                                          ===================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              SINCE APRIL 7, 1997 (INCEPTION) TO DECEMBER 31, 2006

                                                                                                      Retained        Cumulative
                                                                                                      Deficit        Deficit Since
                                                                                                      Prior to        December 1,
                                                                                                      Entering           2001
                                                                                                    Development      Inception of
                                                             Common Stock              Paid-In         Stage          Development
                                                        Shares         Par Value       Capital                           Stage
                                                    ---------------  --------------   -----------   --------------   ---------------
Balance at April 7, 1997(inception)                               -  $            -   $         -   $            -   $             -
April 18, 1997 Issuance of Stock
  for payment of accounts payable                           675,000             675         8,537                -                 -
Net Loss                                                          -               -             -          (1,100)                 -
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 1997                                675,000             675         8,537          (1,100)                 -
Retroactive Adjustment for 6:1
Stock Split February 24, 2005                             3,375,000           3,375       (3,375)                -                 -
Restated Balance at December 31, 1997                     4,050,000           4,050         5,162          (1,100)                 -
Net Loss                                                          -               -             -            (100)                 -
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 1998                              4,050,000           4,050         5,162          (1,200)                 -
Net Loss                                                          -               -             -          (4,086)                 -
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 1999                              4,050,000           4,050         5,162          (5,286)                 -
March 31, 2000 Issuance of Stock
  for payment of accounts payable                         8,250,000           8,250         2,750                -                 -
Net Loss                                                          -               -             -        (252,026)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2000                             12,300,000          12,300         7,912        (257,312)                 -
Net Loss                                                          -               -             -         (16,120)           (4,313)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2001                             12,300,000          12,300         7,912        (273,432)           (4,313)
June 24, 2002, Shares Issued for
    Services                                              1,800,042           1,800       224,459                -                 -
Net Loss                                                          -               -             -                -         (228,459)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2002                             14,100,042          14,100       232,371        (273,432)         (232,772)

October 31, 2003, Stock Issued for Debt                   4,203,420           4,203       276,025                -                 -
Net Loss                                                          -               -             -                -          (48,658)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2003                             18,303,462          18,303       508,396        (273,432)         (281,430)
Net Loss                                                          -               -             -                -         (238,941)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2004                             18,303,462          18,303       508,396        (273,432)         (520,371)

February 2, 2005, Stock Issued for Debt                  26,969,568          26,970       220,888                -                 -
February 2, 2005 Beneficial Conversion                            -               -       247,858                -                 -
June 6, 2005, Stock Issued for Equipment                    800,000             800       399,200                -                 -
June 20, 2005, Stock Issued for Acquisition               2,000,000           2,000       998,000                -                 -
Net Loss                                                          -               -             -                -       (2,442,141)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2005                             48,073,030          48,073     2,374,342        (273,432)       (2,962,512)
April 9, 2006, Stock Issued ECSP- Debt                    3,789,688           3,790       287,385                -                 -
May 9, 2006 Beneficial Conversion                         4,985,740           4,986       493,588                -                 -
June 24, 2006, Stock Option Exercise                        370,312             370        29,245                -                 -
June 30, 2006, Stock options issued                               -               -       344,825                -                 -
October 17, 2006, Debenture Conversion                    1,128,137           1,128        66,560                -                 -
Funds received for private placement                        714,285             714        49,286                -                 -
Share issue costs                                                 -               -       (6,157)                -                 -
Net Loss                                                          -               -             -                -       (1,510,441)
                                                    ---------------  --------------   -----------   --------------   ---------------

Balance at December 31, 2006                             59,061,192  $       59,061   $ 3,639,074   $    (273,432)   $   (4,472,953)
                                                    ===============  ==============   ===========   ==============   ===============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    December 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                        December 31,                Development
                                                                   2006               2005             Stage
                                                             ----------------      -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period                                      $    (1,510,440)      $ (2,442,141)   $    (4,472,953)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and Amortization                                    26,697                  -             29,785
      Common Stock Issued for Services                                182,724                  -            408,983
      Stock based compensation                                        344,825                  -            344,825
      Write-Down of Assets                                            474,821            400,000            874,821
      Write-Down of Licensing Rights                                        -            101,276            101,276
      Interest Expense from Beneficial Conversion                           -            247,858            247,858
      Loss on Investment                                                    -          1,558,485          1,558,485
Changes in Operating Assets and Liabilities
    Increase (Decrease) in Accounts Receivable                       (10,316)                  -           (10,316)
    Prepaid Expenses                                                 (11,546)                  -           (11,546)
    Other Receivable                                                 (49,256)                  -           (49,256)
    Accrued Interest                                                   16,473                  -             16,473
   Increase (Decrease) in Accounts Payable                            369,706          (173,265)            433,152
                                                             ----------------      -------------   ----------------
  Net Cash Used in operating activities                             (166,312)          (307,787)          (528,413)

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Logmed Investment                                              (242,800)                  -          (242,800)
     Fixed Asset additions                                           (45,156)                  -           (45,156)
     Cash acquired in acquisition                                         492                  -                492
                                                             ----------------      -------------   ----------------
Net cash used in Investing Activities                               (287,464)                  -          (287,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from shareholder advances                                                    309,006            362,579
   Related Party Loan                                                  72,862                  -             72,862
   Stock Option Exercise                                               29,625                  -             29,625
   Sale of Promissory Note                                            171,232                  -            171,232
   Term Loan                                                          134,035                  -            134,035
    Proceeds from private placements                                   53,167                  -             53,167
    Convertible debenture shares                                       65,000                  -             65,000
                                                             ----------------      -------------   ----------------
Net Cash Provided by Financing Activities                             525,921            309,006            888,500

Effect of exchange on cash                                            (1,736)                  -            (1,736)
                                                             ----------------      -------------   ----------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                            70,409              1,219             70,887
Cash and Cash Equivalents at Beginning of Period                        1,219                  -                741
                                                             ----------------      -------------   ----------------
Cash and Cash Equivalents at End of Period                   $         71,628      $       1,219   $         71,628
                                                             ================      =============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $              -      $           -   $              -
  Franchise and income taxes                                 $              -      $           -   $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Note Payable Converted to Stock                                             -      $    247,858    $        528,086
Shares Issued to Acquire Equipment                                          -      $    400,000    $        400,000
Shares Issued to Acquire Company                                            -      $  1,000,000    $      1,000,000
Shares issued on debt conversion                             $        783,112                 -    $        783,112
Debt incurred to acquire tangible assets                     $         41,276                 -    $         41,276
Debt incurred to acquire intangible assets                   $      1,286,840                 -    $      1,286,840
Debt incurred for investment in subsidiary                   $        250,084                 -    $        250,084

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $4,448,330 for the period from April 7, 1997 (inception) to December 31, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of Renewal from the State of Nevada. During 2000, the Company developed an Internet website which provided community, content and commerce for the sportbike and motorcycle enthusiast. In November 2001, the Company abandoned the Internet business. On March 19, 2002, the Company's name was changed from eSportbike.com, Inc. to Red Butte Energy, Inc. to reflect the new focus of the Company. On January 16, 2003, the Company changed its name to Canglobe International, Inc. On August 12, 2005, the Company changed its name to Globetech Environmental, Inc.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.), Logmed Technologie GmbH, Beiseker Envirotech, Inc., a wholly owned subsidiary, and CW Remediation, Ltd., in which the Company has a 50 percent interest, of which Beiseker Envirotech, Inc. and CW Remediation are insolvent and dormant, respectively.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant inter-company accounts and transactions have been eliminated.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

         The Company has been pursuing opportunities in the medical waste treatment industry. As a result of the Goldner et al acquisition on March 17, 2006, the Company acquired certain patents, marketing rights, technology, equipment and intellectual property associated with the Logmed Technologies and focused its plan of operations exclusively on the sale, lease and marketing of Logmed machines worldwide. Logmed is a patented technology that sterilizes medical and bio-hazardous waste through a process that includes shredding, heating and the application of pressure. Logmed machines are currently operating in several countries including Holland, Germany and France. The Company believes that the Logmed machines are capable of neutralizing prions (proteins associated with mad cow disease and chronic wasting diseases) and plans to seek government approval for such applications in North America and the European Union.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2006 and 2005 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At December 31, 2006, there were 714,285 warrants and 4,229,688 options outstanding.

Foreign Currency Translation

         The Company's primary functional currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results for the prior periods have not been restated.
         Our loss from operations and net loss for the year ended December 31, 2006 was not affected by our adoption of FAS 123R as compared to our results had we accounted for stock-based compensation under APB 25.

         Development Stage Entity

         Through December 31, 2006 the Company has presented its financial statements as a development stage company. Effective January 1, 2007, the Company will leave the development stage.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3 - FIXED ASSETS

         Fixed assets consisted largely of the Logmed machine and related equipment operating in Halle.

Original Cost                $139,826
Accumulated Depreciation     ( 26,697)
                             --------
Net Book Value               $113,129
                             ========

NOTE 4 - INTANGIBLE ASSETS

         The intangible assets are comprised of the 26 patents and other intellectual property acquired from Goldner et al, pursuant to the Logmed technology acquisition in March 2006.

NOTE 5 - COMMITMENTS

         As of December 31, 2006, all North American activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. The European activities are conducted through the Logmed Technologie GmbH office in Landsberg Germany which space is utilized under a month to month lease at a rate of Euro 2,431 per month (USD $3,233).

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $120,000, a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly, and a stock option grant covering 1,400,000 shares of common stock. The employment agreement provides that Mr. Sampson may earn up to one year's salary if terminated without cause. For the years ended December 31, 2006 and 2005, $20,000 and $120,000 respectively, in salary and $0 and $20,000, respectively, in expenses was paid in stock, by the issuance of 2,000,000 shares of common stock, and $146,604 and $100,000 has been accrued.

         The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. For the years ended December 31, 2006 and 2005, $16,666 and $24,999, respectively, in fees and $35,510 and $0, respectively, in expenses was paid in stock, by the issuance of 964,688 shares of common stock, and $98,655 and $40,528 have been accrued.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 5 - COMMITMENTS (continued)

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

NOTE 6 - SHAREHOLDER ADVANCES

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2006 and 2005, the Company owed $107,481 and $733,903, respectively, relating to these notes. The shareholder advances have no specific repayment terms.

NOTE 7 - STOCK SPLITS AND REVERSE STOCK SPLITS

         On May 6, 1999, the Board of Directors authorized a 1,000 for 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued.

         On February 23, 2000, the Board of Directors authorized the acceptance of 800,000 shares of restricted common stock returned to the Company by and on behalf of Daniel L. Hodges, formerly the sole Officer and Director of the Company. The 800,000 shares were canceled upon receipt. Also on February 23, 2000, the Board of Directors authorized a 27 for 1 stock split. As a result of this split the Company issued 5,200,000 shares of common stock.

         On March 19, 2002, the Board of Directors approved a 1 for 8 reverse stock split.

         All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock splits, reverse stock split and cancellation of shares described above.

NOTE 8 - ACQUISITIONS

Beiseker Facility
         On April 8, 2005, the Company signed a conditional agreement to acquire from Cristallo Holdings, Inc. a medical waste treatment facility in Beiseker, Albert, Canada. The agreement relating to the Beiseker facility provided for a purchase price of $2,000,000 (Canadian) plus 2,000,000 shares of common stock, the cash portion of the price payable in installments with a portion of the price financed by the seller and a portion financed by mortgage financing, to be provided by a third party lender. As an integral term of the Beiseker acquisition, the seller, Cristallo Holdings, Inc., agreed to deliver to the Company technology and marketing rights related to a medical waste treatment technology developed by H. Goldner ( the "Logmed Technologies"). In June 2005, pending the acquisition by Cristallo Holdings, Inc. of the Logmed Technologies and the transfer of the same to the Company, the Company took control of and began operating the Beiseker facility. In December 2005, with the acquisition of the Logmed Technologies still pending, the terms of the acquisition of the Beiseker facility were further amended.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 8 - ACQUISITIONS (continued)

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

         Logmed Technology

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

         The agreement also provides that the Company will pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed Technologie and assignment to Logmed Technologie of the rights of GUH with respect to operating rights at the Halle clinic medical facility.
         The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), are payable in instalments as follows:

         o 50,000 Euro credited for payments previously made through Cristallo on the request of the Company;

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

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 8 - ACQUISITIONS (continued)

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

NOTE 9 - COMMON STOCK TRANSACTIONS


         On January 27, 2005, the Company negotiated with its creditors a settlement agreement. Under this agreement the creditors received convertible promissory notes totaling $247,858. The promissory notes were due December 31, 2005 and carried a 10 percent interest rate. The promissory notes were convertible on demand to common shares at $0.05 to $0.07 per share. On February 2, 2005, the creditors converted their convertible promissory notes into 26,969,568 shares of common stock. On January 27, 2005, the fair market value of the stock was $0.35, therefore the fair market value of the stock was greater than the conversion price of $0.05 to $0.07 and, the Company has recognized interest expense of $247,858 in connection with this beneficial conversion.

         Pursuant to the conditional purchase agreement with Cristallo (see Note 6 above), the Company issued 2,000,000 shares to Cristallo at fair market value of $.50 per share.

         In order to facilitate the planned upgrade to the Beiseker facility, the Company acquired equipment valued at $400,000 from a company affiliated with its president in exchange for the issuance of 800,000 shares of common stock. On April 8, 2005, the fair market value of the stock was $0.50 per share. Because of the uncertainty of use of the equipment in the future following the termination of the Beiseker acquisition, the equipment was written down $400,000 to $0 during 2005.

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

            In December 2006, the Company received $50,000 pursuant to a private placement and issued 714,285 shares and 714,285 warrants to purchase shares at $.14 for a period of two years. In accordance with the provisions of EITF 00-19, the issuance of the warrants is considered permanent equity and thus no value has been assigned to the warrants.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 10 - STOCK OPTIONS AND WARRANTS

         As of December 31, 2006, the Company has the following share-based compensation plans:
         2005 Long-Term Incentive Plan. In 2005, the Company's Board of Directors adopted, and its shareholders approved, the Globetech Environmental, Inc. 2005 Long-Term Incentive Plan (the "Plan"). The terms of the Plan allow for the issuance of up to 8,000,000 shares of the Company's common stock pursuant to the grant of incentive stock options, non-qualified stock options, stock grants and restricted stock grants. Persons eligible to participate in the Plan are key employees, consultants and directors of the Company.

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

         During 2005, the Company granted its Officers and Directors, other than its President, an option to purchase 6,600,000 shares of its common stock at an exercise price of $0.50 for an exercise period expiring December 2005 through May 2007. The fair market price per share at the date the options were granted was $0.13. No compensation expense was recorded. 4,600,000 of the options granted during 2005 expired unexercised during the year. These options were not exercised and expired at the end of May.

         During 2006, the Company granted its Officers and Directors options to purchase 4,000,000 shares of its common stock at an exercise price of $0.08 for an exercise period expiring through March 2011. The fair market price per share at the date the options were granted was $0.08. Two company consultants were also granted options to purchase 600,000 shares in aggregate at an exercise price of $.08 under the same terms and conditions.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 10 - STOCK OPTIONS AND WARRANTS (continued)

         The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

                                               For the year ended
                                                December 31, 2006
                                               ------------------
      Expected volatility                                    161%
      Risk free interest rate                                4.9%
      Expected option life                                5 years
      Dividend yield                                           0%
      Fair value of options granted                     $ 344,825

         Stock option activity during the year ended December 31, 2006 was as follows:

                                                                                 Weighted Average      Aggregate
                                                                                     Remaining      Intrinsic Value
                                                                    Weighted     Contractual Term
                                                                    Average         (in years)
                                                 Shares          Exercise Price
Outstanding at December 31, 2005                  3,400,000   $            0.50                .41
Granted                                           4,600,000                0.08               4.25
Exercised                                         (370,312)                  --
Cancelled                                                 -                  --
                                              --------------  -----------------
Outstanding at December 31, 2006                  7,629,688                0.26                  -
                                              ==============
Vested and expected to vest at December
  31, 2006                                        7,629,688                0.26               2.54   $              0
Exercisable at December 31, 2006                  7,629,688                0.26               2.54   $              0

Fair market value at December 31, 2006 was $.07 per share, resulting in negative intrinsic value for all options.

The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at December 31, 2006:

                                   Remaining                     Number of       Weighted
                                  Contractual      Weighted        Options        Average
        Exercise      Options       Life (in        average       Currently      Exercise
          Price      Outstanding     years)     exercise price    Exercisable     Prices
       ---------    ------------  -----------   --------------   ------------   ---------
       $0.50        3,400,000           .41          $0.50          3,400,000       $0.50
       $0.08        4,600,000          4.25          $0.08          4,229,688       $0.08

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 11 - LOSS ON INVESTMENTS

            The Company operated the Beiseker facility during 2005 pursuant to the terms of the proposed acquisition of the facility. Subsequent to year-end, the Company determined that the seller of the facility, Cristallo, had not performed fully under the terms of the acquisition agreement regarding the Beiseker facility and determined to cease operation of the Beiseker facility and to return control of those facilities to Cristallo. As a result of the cessation of operation of the Beiseker facility and return of control of the same to Cristallo due to non-performance under the acquisition agreement, the Company has excluded all revenues and expenses associated with the operation of the Beiseker facility from its consolidated Statement of Operations. Moreover, the Company recorded all amounts invested in connection with the proposed acquisition, upgrade and operation of the Beiseker facility as an investment that was written off as an investment loss during 2005.

NOTE 12 - HALLE REVENUE

         The Company reflects the net operating income of the Halle Logmed machine in this income statement item.

NOTE 13 - SUBSEQUENT EVENTS

         On January 11, 2007, Globetech entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 have been revised to provide for a series of instalment payments as follows:

         o        50,000 Euro due January 17, 2007;

         o        50,000 Euro due January 31, 2007 to Goldner;

         o        15,000 Euro due January 31, 2007 to Frenzel;

         o        18,332 Euro due August 31, 2007 to Frenzel payable in shares;

         o        100,000 Euro due February 28, 2007;

         o        100,000 Euro due March 31, 2007;

         o        66,668 Euro due August 31, 2007; and

         o        100,000 Euro due September 30, 2007.

         All deferred payments bear interest at 8% per annum. All contracted payments up to and including March 31, 2007 have been paid.

            Effective January 31, 2007, related party notes and accrued interest thereon, totaling $82,124.74, were converted into 1,368,746 shares of common stock, representing a conversion price of $.06 per share, plus 1,368,746 two year warrants exercisable at $.12 per share.

            Effective January 31, 2007, other demand note and accrued interest thereon, totaling $191,944.11, were converted into 3,199,069 shares of common stock, representing a conversion price of $.06 per share, plus 3,199,069 two year warrants exercisable at $.12 per share.

                          GLOBETECH ENVIRONMENTAL, INC.
                          (A Development Stage Company)
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 - SUBSEQUENT EVENTS (continued)

            In February 2007, the Company issued 2,500,000 shares of common stock, 2,500,000 two year warrants exercisable at $0.12 per share for aggregate consideration of $150,000.

            In March 2007, the Company entered into a new employment agreement with Donald Sampson, the Company's President and Chief Executive Officer. Under the new employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and quarterly bonuses in an amount equal to two percent (2%) of EBITDA as well as other benefits generally available to executives of the Company, including health insurance. The term of the new employment agreement is two years.

            In May 2007, the Company entered a joint venture with MediVac Limited of Australia. The joint venture agreement calls for the incorporation of Logmed International Pty Ltd. which will own worldwide marketing rights for Globetech's Logmed machines and MediVac's Metamizer machines. The joint venture will have offices in Sydney Australia, Spokane and Landsberg, Germany and will be resourced to exploit sales opportunities around the globe.

            In May 2007, the Company entered into a Sales/Lease-back agreement pursuant to which 3 Logmed machines, 2 of which are presently operational, were sold for $1,500,000 and leased back by the Company for monthly lease payments of $12,000 per machine for a period of 84 months.