Form 10QSB
period 2007-03-31
Globetech Environmental, Inc.
filed 2007-09-07
CIK 1096295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

         As of August 10, 2007, we had 67,124,007 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                          GLOBETECH ENVIRONMENTAL, INC.

                                   FORM 10-QSB

                                      INDEX



PART I. FINANCIAL INFORMATION                                                              Page No.

     Item 1. Financial Statements (Unaudited)
              Consolidated Balance Sheets as of March 31, 2007
              and December 31, 2006.............................................................3

              Consolidated Statements of Operations for the three months ended
              March 31, 2007 and 2006...........................................................4

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2007 and 2006...........................................................5

              Notes to Consolidated Financial Statements........................................6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................................10

     Item 3.  Controls and Procedures..........................................................12

PART II. OTHER INFORMATION

     Item 2.  Unregistered Sales of Securities and Use of Proceeds.............................12

     Item 6.  Exhibits.........................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                          GLOBETECH ENVIRONMENTAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,           December 31,
                                                                         2007                 2006
                                                                  ------------------    ------------------
Assets:
   Cash and cash equivalents                                      $           52,306    $           71,628
   Receivables and prepaid expenses                                           15,239                71,118
   Inventory and other                                                        35,519                     -
                                                                  ------------------    ------------------
         Total Current Assets                                                103,064               142,746

   Tangible assets, net                                                      108,061               113,129

   Intangible property - patents, licenses                                 1,286,840             1,286,840
                                                                  ------------------    ------------------

      Total Assets                                                $        1,497,965    $        1,542,715
                                                                  ==================    ==================

 Liabilities and Shareholders' Deficit
 Liabilities:
    Bank line of credit                                           $          142,138    $          134,035
    Accounts payable and accrued liabilities                                 321,524               257,273
    Due to Goldner et al -current portion                                    961,519               607,000
    Accrued expenses  and loans due officers                                 422,630               245,258
    Demand notes payable                                                           -               244,095
    Due to shareholders                                                      148,785               107,481
                                                                  ------------------    ------------------
       Total Current Liabilities                                           1,996,596             1,595,142

     Due to Goldner et al                                                    489,452               971,200
                                                                  ------------------    ------------------

        Total Liabilities                                                  2,486,048             2,566,342

 Stockholders' Deficit:
   Common Stock, par value $.001, authorized
     100,000,000 shares, issued 66,904,007 and 59,061,192 at
 March 31, 2007 and at December 31, 2006 respectively
                                                                              66,904                59,061
   Paid-in capital                                                         4,086,300             3,639,074
   Retained deficit                                                         (531,604)             (273,432)
   Deficit accumulated during the development stage                       (4,472,952)           (4,472,953)
      Other comprehensive income                                            (136,731)               24,623
                                                                  ------------------    ------------------
      Total Stockholders' Deficit                                           (988,083)           (1,023,627)
                                                                  ------------------    ------------------

        Total Liabilities and Stockholders' Deficit               $        1,497,965    $        1,542,715
                                                                  ==================    ==================

    The accompanying notes are an integral part of these financial statements
                                       3

                          GLOBETECH ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               For the Three Months Ended
                                                        March 31,
                                               2007                   2006
                                       ---------------------     -----------------
Revenues                               $               3,960     $               -
Costs of sales                                             -                     -
                                       ---------------------     -----------------

Gross profit                                           3,960                     -

Expenses:
Consulting                                            28,302                78,458
General and administrative                           230,585                48,121
                                       ---------------------     -----------------
      Total expenses                                 258,887               126,579
                                       ---------------------     -----------------

     Operating Loss                                (254,927)             (126,579)

Other Income (Expense):
Interest expense                                    (16,669)               (1,336)
Other income                                          13,424                     -
Write-down of goodwill/assets                              -             (474,821)
Total Other Income (Expense)                         (3,245)             (476,157)
                                       ---------------------     -----------------

     Net Loss                          $           (258,172)     $       (602,736)

Foreign Currency Adjustment                        (161,354)                     -
                                       ---------------------     -----------------

Comprehensive Loss                     $           (419,526)     $       (602,736)
                                       ====================      ================

Loss per Share, Basic &
Diluted                                $              (0.01)     $          (0.01)
                                       ====================      ================

Weighted Average Shares
Outstanding                                      61,664,946            48,073,030
                                       ====================      ================

    The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                   2007               2006
                                                             ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $       (258,172)    $    (602,736)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                                      6,290                 -
     Common stock issued for interest                                  29,974                 -
     Write-down of assets                                                   -           474,821
Changes in Operating Assets and Liabilities
     Increase (decrease) in accounts payable                          174,387           114,042
     (Increase) decrease in inventory                                 (28,412)                -
     (Increase) decrease in prepaids                                    6,546                 -
     (Increase) decrease in accounts receivable                        42,226                 -
                                                             ----------------     -------------
Net Cash Provided/(Used) in Operating Activities                      (27,161)          (13,873)
                                                             ----------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Logmed Invesment                                                      -          (242,201)
      Beiseker Envirotech advances                                          -           (39,274)
      Patents / licenses/assets                                        (1,222)                -
      Cash acquired in acquisition                                          -               492
                                                             ----------------     -------------
Net Cash Used in Investing Activities                                  (1,222)         (280,983)
                                                             ----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment to Goldner                                              (282,623)                -
     Proceeds from shareholder loans                                   41,305                 -
     Related party loan                                                     -            87,167
     Term loans                                                        75,339                 -
     Proceeds from private placements                                 181,000                 -
     Sale of demand promissory note                                         -           171,233
     Sale of convertible debentures                                         -            45,000
                                                             ----------------     -------------
Net Cash Provided by Financing Activities                              15,021           303,400
                                                             ----------------     -------------

Effect of Exchange rate on cash                                        (5,960)                -
                                                             ----------------     -------------

Net (Decrease) Increase in Cash                                       (19,322)            8,544
Cash at Beginning of Period                                            71,628             1,219
                                                             ----------------     -------------
Cash at End of Period                                        $         52,306     $       9,763
                                                             ================     =============

SUPPLEMENTAL INFORMATION
Cash paid for Interest                                       $         16,669     $           -
                                                             ================     =============
Cash paid for income taxes                                   $              -     $           -
                                                             ================     =============

During the quarter ended March 31, 2007, 3,199,069 shares of common stock were issued to retire debt and accrued interest in the amount of $191,944. A further 1,368,746 common shares were issued to a related party to retire debt and accrued interest of $82,125.

The accompanying notes are an integral part of these financial statements

                          GLOBETECH ENVIRONMENTAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 1 - INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements of Globetech Environmental, Inc. (the "Company") are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2007.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $5,141,287 for the period from April 7, 1997 (inception) to March 31, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

                          GLOBETECH ENVIRONMENTAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007


NOTE 4 - COMMITMENTS

As of March 31, 2007, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company's principal officers. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company's President and Chief Executive Officer. Effective March 1, 2007, the Company entered into a new two year employment agreement with Mr. Sampson. Under his new employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly. As of March 31, 2007 and 2006, $0 and $0 in salary has been paid and $135,000 and $130,000 has been accrued.

The Company entered into a consulting agreement with Theodor Hennig's professional corporation pursuant to which Mr. Hennig serves as the Company's Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of $8,333 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of March 31, 2007 and 2005, $0 and $0 in fees and expenses have been paid and $ 134,309 and $75,338 have been accrued.

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

NOTE 5 - SHAREHOLDER ADVANCES

Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of March 31, 2007 and December 31 2006, the Company owed $148,785 and $107,481, respectively, relating to these advances.

NOTE 6 - DEMAND NOTES PAYABLE

The Company financed the 150,000 Euro Logmed down payment through a demand Promissory Note with Creative Financial Solutions, LLC of Arizona. The Note was for $200,000 CDN with interest at 12% per annum. This note plus accrued interest of $20,711.25 was converted to 3,199,069 shares at a deemed value of $.06 per share effective January 31, 2007.

                          GLOBETECH ENVIRONMENTAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007


NOTE 7 - RELATED PARTY PAYABLES

The Company financed the 50,000 Euro Logmed down payment and some working capital advances through a demand Promissory Note with the spouse of a Company officer. The Note was for $90,000 CDN and bears interest at 12% per annum. This Note plus accrued interest of $9,262.85 was converted to 1,368,746 shares at a deemed value of $.06 per share effective January 31, 2007.

NOTE 8 - MODIFICATION OF LOGMED PAYMENT TERMS

On March 17, 2006, Globetech Environmental, Inc. ("Globetech") entered into an agreement with Hans-Eberhardt Frenzel ("Frenzel"), Helmut Goldner ("Goldner"), Goldner Umwelt & Hygienetechnik GmbH ("GUH"), and Logmed Technologie GmbH ("Logmed Technologie") pursuant to which Globetech agreed to purchase certain rights, operations and technologies of Logmed Technologie and related persons.

On January 11, 2007, Globetech entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 have been revised to provide for a series of instalment payments as follows:

     o    50,000 Euro due January 17, 2007;
     o    50,000 Euro due January 31, 2007 to Goldner;
     o    15,000 Euro due January 31, 2007 to Frenzel;
     o    18,332 Euro due August 31, 2007 to Frenzel payable in shares;
     o    100,000 Euro due February 28, 2007;
     o    100,000 Euro due March 31, 2007 (paid in early April 2007);
     o    66,668 Euro due August 31, 2007 (paid August 31, 2007); and
     o    100,000 Euro due September 30, 2007.

All deferred payments bear interest at 8% per annum. All contracted payments up to and including August 31, 2007 have been paid.

NOTE 9 - COMMON STOCK TRANSACTIONS

Effective January 31, 2007, the Company issued 1,368,746 shares to extinguish debt plus accrued interest due to a related party (see Note 7 above).

Effective January 31, 2007, the Company issued 3,199,069 shares to extinguish a demand note plus accrued interest (see Note 6 above).

In February 2007, the Company received $150,000 pursuant to a private placement and issued 2,500,000 shares and 2,500,000 warrants to purchase shares at $.12 for a period of two years.

In March 2007, the Company received $11,000 pursuant to a private placement and issued 275,000 shares and 275,000 warrants to purchase shares at $.08 for a period of two years.

                          GLOBETECH ENVIRONMENTAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007



NOTE 9 - COMMON STOCK TRANSACTIONS (continued)

In March 2007, the Company received $20,000 pursuant to a private placement and issued 500,000 shares and 500,000 warrants to purchase shares at $.08 for a period of two years.

In accordance with EITF 00-19, the issuance of the warrants described above is considered permanent equity and thus no value has been assigned to the warrants.

NOTE 10 - SUBSEQUENT EVENTS

In early April 2007, Globetech paid the Euro 100,000 that was due to Goldner on March 31, 2007.

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

In April 2007, the Company received $35,000 pursuant to private placements and issued 800,000 shares and 800,000 warrants to purchase shares at $.08 to $.10 for a period of two years.

In April 2007, the Company settled an outstanding debt by issuing 150,000 shares at a deemed price of $.10 per share.

In August 2007, the Company entered into a Master Equipment Lease Agreement with MedRock LLC. Pursuant to the August 2007 sale/leaseback transaction, the Company sold two Logmed machines that are expected to be put in service during 2007 for $1,375,000 and agreed to lease each of the Logmed machines for monthly lease payments of $13,000 per machine for a period of 120 months beginning on the earlier of installation of the machines for use by a third party or December 1, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the Form 10-KSB filed for the year ended December 31, 2006, and other information regarding our financials performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.

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

Overview and Development During, and Following, the 2007 1st Quarter

The Company's principal services and operations are comprised of the marketing, sales and leasing of its proprietary Logmed medical waste disinfection/sterilization units and the operation of a contract medical waste treatment facility, the Halle clinic medical facility in Halle, Germany.

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

The German facility is located within the Halle medical facility in Halle, Germany and houses a Logmed I unit. The facility provides waste treatment services exclusively for the Halle medical facility with approximately 1500 kilos of medical waste being treated daily during 2005 and 2006. The facility is operated under a contract with the Halle medical facility to provide treatment services on a fee per day basis. Services provided at the facility range from receiving and processing medical waste to turn key services including education, transportation and ultimate disposal of treated by-products. The facility operates in a single eight hour shift 5 days per week and employs a single operator. This unit was completely refurbished in the Fall of 2006 and is now in as-new condition.

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

Following the 2007 first quarter, the Company entered into sale/leaseback transactions in May 2007 and August 2007 pursuant to which the Company sold Logmed machines and leased back those machines for sublease to third party users. Pursuant to the May 2007 sale/leaseback transaction, the Company sold two operating Logmed machines and the rights with respect to a third Logmed machine that is expected to be put in service during 2007 for $1,500,000 and agreed to lease each of the Logmed machines for monthly lease payments of $12,000 per machine for a period of 84 months. Pursuant to the August 2007 sale/leaseback transaction, the Company sold two Logmed machines that are expected to be put in service during 2007 for $1,375,000 and agreed to lease each of the Logmed machines for monthly lease payments of $13,000 per machine for a period of 120 months beginning on the earlier of installation of the machines for use by a third party or December 1, 2007.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2006. As of, and for the quarter ended, March 31, 2007, there have been no material changes or updates to the Company's critical accounting policies.

Results of Operations

Revenues. The Company recorded operating revenues of $3,960 and $0 during the 2007 or 2006 first quarters. Revenues during the 2007 first quarter were attributable to the operation conducted at the Halle medical facility and are reported net of all associated operating expenses. No revenues were recorded during the 2006 first quarter as the Company had not yet acquired its interest in Logmed and the Halle facility and the revenues attributable to the operation of the Beiseker facility were excluded as a result of the termination of those operations and return of the facility to the prior owner.

Operating Expenses. Operating expenses totaled $258,887 during the quarter ended March 31, 2007 as compared to $126,579 during the quarter ended March 31, 2006. Operating expenses consisted principally of salary and consulting fees and general corporate overhead. The increase in operating expenses during the 2007 quarter related principally to the commencement of operations relating to the marketing of the Company's Logmed technologies, including the costs of the Landsberg, Germany office.

Other Income (Expense). The Company reported other expense, net of other income, of $3,244 during the 2007 quarter as compared to $476,157 during the 2006 quarter. Net other expense during the 2007 quarter consisted of interest partially offset by bad debt recoveries. The Company had written off $474,821 in goodwill in 2006 pertaining to the amount by which the Logmed Technologie GmbH share purchase price exceeded the net underlying net asset value.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had a cash balance of $52,306 at March 31, 2007 and $71,628 at December 31, 2006 and a deficit in working capital of $1,893,532 at March 31, 2007 and $1,452,396 at December 31, 2006.

The Company has been dependent upon financing provided in the form of private placements or loans from its principal officers, directors and shareholders to support its ongoing operations. The Company expects, in the near term, to continue to be dependent upon financing provided by its principal officers, directors and shareholders and from the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and shareholders or third parties to provided financing. The current business plan and budget reflect sufficient sales by year end to obviate the need for additional external financing.

Included in the Company's working capital deficit at March 31, 2007 were shareholder loans totaling $148,785 and the current amount due to H. Goldner of $961,519. Subsequent to March 31, 2007, $132,000 (Euro100,000) was paid to
Goldner pursuant to the Logmed purchase and sale agreement.

Cash Flows

The Company utilized $27,161 in cash for operations during the 2007 quarter as compared to $13,873 used in operations during the 2006 quarter. The increase in cash used in operations in the 2007 period was principally attributable to our ability to pay more expenses in cash.

Investing activities used $1,222 of cash during the 2007 quarter as compared to $280,983 used in investing activities during the 2006 quarter. Cash used in investing activities during the 2006 quarter related principally to the Logmed technology acquisition.

Financing activities provided $15,021 of cash to the Company during the 2007 quarter as compared to $303,400 provided in the 2006 quarter. In 2007, cash provided by financing activities was attributable to $181,000 raised in private placements and $116,644 in loans partially offset by $282,623 paid on the Logmed obligation. In 2006, cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $171,233, the sale of convertible debentures in the amount of $45,000 and loans of $87,167.

Long-Term Debt

Long-term debt totaled $489,452 at March 31, 2007 as compared to $971,200 at December 31, 2006. Long-term debt at March 31, 2007 consisted of 365,998 Euro due December 31, 2008 with respect to the Logmed Technologie acquisition.

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

During the quarter ended March 31, 2007, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Securities and Use of Proceeds

In April 2007, the Company issued 800,000 shares of common stock and 800,000 warrants for aggregate consideration of $35,000. The warrants are exercisable to purchase shares of common stock at $.08 to $.10 per share for a period of two years.

In April 2007, the Company issued 150,000 shares of common stock in settlement of $15,000 of indebtedness to an arms-length financial institution.

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

                                Globetech Environmental, Inc.



Date: September 7, 2007         By: /s/ Donald Sampson
                                ---------------------------------------------
                                Donald Sampson
                                President and Director
                                (Principal Executive Officer)



Date: September 7, 2007         By: /s/ Theodor Hennig
                                ---------------------------------------------
                                Theodor Hennig
                                Chief Financial Officer, Secretary and Director
                                (Principal Financial Officer)