Form 10QSB
period 2007-06-30
Globetech Environmental, Inc.
filed 2008-01-08
CIK 1096295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

As of December 31, 2007, we had 67,354,007 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)	Yes [	]	No ☒

GLOBETECH ENVIRONMENTAL, INC.

FORM 10-QSB

INDEX

Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets as of June 30, 2007 and December 31, 2006	3

Statements of Operations for the three months ended
June 30, 2007 and June 30, 2006 .......................................................	4

Statements of Operations for the six months ended
June 30, 2007 and June 30, 2006	..............................	5

Statements of Cash Flows for the six months
ended June 30, 2007 and June 30, 2006	6

Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis or
Plan of Operations	10
Item 3. Controls and Procedures	13

PART II	OTHER INFORMATION

Item 6. Exhibits	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
	(unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$ 187,871	$ 71,628
Prepaid and advances	153,213	11,546
Other	55,560	49,256
Inventory	362,159	-
Accounts receivable	24,778	10,316
	783,581	142,746

Tangible assets	846,265	113,129

Intangible property - patents and licenses	1,290,238	1,286,840

Total Assets	$ 2,920,084	$ 1,542,715

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$ 775,717	$ 502,531
Due to Goldner et al - current portion	836,820	607,000
Due to related party	-	72,862
Demand Notes Payable	-	171,233
Bank line of credit	89,697	134,035
Capital lease payable	686,559	-
Due to Shareholders	244,955	107,481
	2,633,748	1,595,142

Due to Goldner et al	494,792	971,200
Deferred revenue	800,000	-
Deferred gain	380,135	-

Stockholders' deficit
Common stock, par value $.001, (1)	67,354	59,061
Paid-in capital	4,115,850	3,639,074
Retained deficit	(1,185,777)	(273,432)
Deficit accumulated during the development stage	(4,472,953)	(4,472,953)
Other comprehensive income	86,935	24,623

Total Stockholders' deficit	(1,388,591)	(1,023,627)

Total Liabilities and Stockholders' deficit	$ 2,920,084	$ 1,542,715

(1)	Authorized 100,000,000, issued 67,354,007 and 59,061,192 at June 30, 2007 and December 31, 2006 respectively.

The accompanying notes are an integral part of these financial statements.

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2007	2006

Revenue	$ 42,782	$ 3,419
Cost of sales	7,409	-
Gross profit	35,373	3,419

Expenses:
Consulting	28,938	79,312
Stock option benefit	-	344,825
General and administrative	469,100	117,575
Depreciation and amortization	19,895	-
	517,933	541,712

Operating loss	(482,560)	(538,293)

Other Income (expense):
Interest expense	(173,797)	(11,285)
Other income	2,184	-

Total other income (expense)	(171,613)	(11,285)

Net earnings (loss)	(654,173)	(549,578)

Foreign currency adjustment	223,666	27,392

Comprehensive loss	(430,507)	(522,186)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	67,279,007	51,283,617

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2007	2006

Revenue	46,742	3,419
Cost of sales	7,409
Gross profit	39,333	3,419

Expenses:
Consulting	57,240	157,770
Stock option benefit		344,825
General and administrative	693,395	166,062
Depreciation and amortization	26,185
	776,820	668,657

Operating loss	(737,487)	(665,238)

Other Income (expense):
Interest expense	(190,467)	(12,621)
Other income	15,609
Write-down of goodwill/assets	-	(474,821)

Total other income (expense)	(174,858)	(487,442)

Net earnings (loss)	(912,345)	(1,152,680)

Foreign currency adjustment	62,312	27,392

Comprehensive loss	(850,033)	(1,125,288)

Loss per share, basic and diluted	(0.01)	(0.02)

Weighted average shares outstanding	64,348,735	51,283,617

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash flow from operating activities:
Net loss	(912,345)	(1,152,680)

Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	26,185	4,272
Common stock issued for interest/services	44,974	157,770
Stock based compensation	-	344,825
Write down of assets		474,821
Deferred gain	380,135	-
	(461,051)	(170,992)

Change in operating assets and liabilities:
Accounts Receivable	(14,462)	8,682
Prepaid expenses	(141,667)	9,225
Other receivable	(6,304)	-
Inventory	(362,159)	-
Accounts payable and accrued liabilities	273,186	80,718
Net Cash Used in Operating Activities	(712,457)	(72,367)

Cash flow from financing activities:
Proceeds from Shareholder loan	137,474	-
Stock option exercise	-	29,625
Sale of demand promissory note	-	156,928
Payment to Goldner	(416,208)	-
Deferred revenue	800,000	-
Payment of capital lease obligation	(38,711)	-
Term loan	(44,338)	87,167
Shares issued on debenture conversion	-	45,000
Proceeds from private placement	196,000	-
Net Cash Provided by Financing Activities	634,217	318,720

Cash flow from (used in) investing activities:
Logmed Investment	-	(242,201)
Patents/licenses/assets	(37,450)	492
Net Cash Used in Investing Activities	(37,450)	(241,709)

Effect of exchange rate on cash	231,933	(1,390)

Increase (decrease) in cash	116,243	3,254

Cash, beginning of period	71,628	1,219

Cash, end of period	$ 187,871	$ 4,473

During the six months ended June 30, 2007, 3,199,069 shares of common stock were issued to retire debt and accrued interest in the amount of $191,944. A further 1,368,746 common shares were issued to a related party to retire debt and accrued interest of $82,125.

Supplemental Information – cash paid for interest	$ 190,467	-
The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

NOTES TO FINANCIAL STATEMENTS

THE PERIODS ENDED JUNE 30, 2007 AND 2006

NOTE 1 – INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements of Globetech Environmental, Inc. (the “Company”) are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $5,658,730 for the period from April 7, 1997 (inception) to June 30, 2007, has a liquidity problem, and requires additional financing and or sales in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 4 – COMMITMENTS

As of June 30, 2007, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company’s principal officers. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company’s President and Chief Executive Officer. Effective March 1, 2007, the Company entered into a new two year employment agreement with Mr. Sampson. Under his new employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly. As of June 30, 2007 and 2006, $0 and $0 in salary has been paid and $180,000 and $40,000 has been accrued.

The Company entered into a consulting agreement with Theodor Hennig’s professional corporation, effective as of September 27, 2005 for two years ending September 27, 2007, pursuant to which Mr. Hennig serves as the Company’s Chief Financial Officer. Effective October 1, 2007, the Company entered into a new 15 month consulting agreement with Mr. Hennig’s professional corporation. Under the new consulting agreement, Mr. Hennig is entitled to a monthly fee of CDN$10,000 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of June 30, 2007 and 2006, $57,969.94 and $0 in fees and expenses have been paid and $ 167,220 and $33,332 have been accrued.

Except for Mr. Sampson’s employment agreement and Mr. Hennig’s consulting agreement, the Company does not presently have employment agreements, or agreements relating to changes in control of the company, with any of its officers or employees.

The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

Pursuant to the Tech-Rock LLC sales –leaseback transaction discussed in Note 10 below, the Company has monthly lease payments of $36,000 commencing in December 2007. These payments are intended to be offset by the leasing income generated by the units as they are placed in service.

NOTE 5 - STOCKHOLDER ADVANCES

Stockholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2007 and December 31 2006, the Company owed $244,955 and $107,481, respectively, relating to these advances. The stockholder loans have no specific repayment terms.

NOTE 6 – DEMAND NOTES PAYABLE

The Company financed the 150,000 Euro Logmed down payment through a demand Promissory Note with Creative Financial Solutions, LLC of Arizona. The Note was for $200,000 CDN with interest at 12% per annum. This note plus accrued interest of $20,711.25 was converted to 3,199,069 shares at a deemed value of $.06 per share effective January 31, 2007.

NOTE 7 – RELATED PARTY PAYABLES

The Company financed the 50,000 Euro Logmed down payment and some working capital advances through a demand Promissory Note with the spouse of a Company officer. The Note was for $90,000 CDN and bears interest at 12% per annum. This Note plus accrued interest of $9,262.85 was converted to 1,368,746 shares at a deemed value of $.06 per share effective January 31, 2007.

NOTE 8 – MODIFICATION OF LOGMED PAYMENT TERMS

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

On January 11, 2007, Globetech entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 have been revised to provide for a series of instalment payments as follows:

•	50,000 Euro due January 17, 2007;
•	50,000 Euro due January 31, 2007 to Goldner;

•	15,000 Euro due January 31, 2007 to Frenzel;
•	18,332 Euro due August 31, 2007 to Frenzel payable in shares;
•	100,000 Euro due February 28, 2007;
•	100,000 Euro due March 31, 2007;
•	66,668 Euro due August 31, 2007 (paid August 31, 2007); and
•	100,000 Euro due September 30, 2007.

All deferred payments bear interest at 8% per annum. All contracted payments up to and including August 31, 2007 have been paid. The September 30, 2007 payment has not been made. The 100,000 Euro instalment was deposited with Globetech’s counsel in Germany and was to be released to Mr. Goldner provided certain requested conditions were satisfied. Management feels that Mr. Goldner has not been satisfactorily performing his obligations under the terms of our Purchase and Sale agreement and therefore some adjustments were required. To date, the requested conditions have not been satisfied and the funds have not been transferred to Mr. Goldner. Management is in good faith attempting to negotiate a satisfactory resolution with Mr. Goldner but the eventual outcome is uncertain.

NOTE 9 - COMMON STOCK TRANSACTIONS

Effective January 31, 2007, the Company issued 1,368,746 shares to extinguish related party debt plus accrued interest due to a related party (see Note 7 above).

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

In April 2007, the Company received $15,000 pursuant to a private placement and issued 300,000 shares and 300,000 warrants to purchase shares at $.10 for a period of two years.

In April, 2007, the Company issued 150,000 shares to extinguish a debt of $15,000 owed to an arms-length party.

In accordance with EITF 00-19, the issuance of the warrants described above is considered permanent equity and thus no value has been assigned to the warrants.

NOTE 10 – SALE-LEASEBACK TRANSACTION

In May 2007, three Logmed units were sold to an American customer, Tech-Rock LLC, for $1,500,000 cash pursuant to a sales/leaseback agreement. Two of these units are presently in operation under existing leases in Europe. The third unit is a new Logmed machine that will be operated under lease in Abu Dhabi, United Arab Emirates. The UAE unit is to be manufactured, installed and operating by January 1, 2008

The sales/leaseback agreement calls for monthly lease payments of $12,000 per machine for a period of seven years.

NOTE 11 – MEDIVAC JOINT VENTURE

In May 2007, the Company entered a joint venture with MediVac Limited of Australia. The joint venture agreement calls for the incorporation of Logmed International Pty Ltd. which will own worldwide marketing rights for Globetech’s Logmed machines and MediVac’s Metamizer machines. The joint venture will have offices in Sydney Australia, Spokane and Landsberg, Germany and will be resourced to exploit sales opportunities around the globe.

NOTE 12 – SUBSEQUENT EVENTS

On August 30, 2007, Globetech Environmental, Inc. (the “Company”) entered into a Master Equipment Lease Agreement with MedRock LLC pursuant to which the Company sold to MedRock, for $1,375,000, two Logmed II 500 machines that are currently being manufactured and expected to placed in service by December 1, 2007 and agreed to lease those machines with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease both of the Logmed machines for lease payments of $13,000 per machine per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) December 1, 2007.

In October 2007, the Company and MediVac conducted negotiations to address modifications to the joint venture agreement due to a change in control of MediVac as well as several failures to perform. The parties verbally agreed that the termination of the joint venture would be in the best interest of all and that reciprocal marketing agreements would better serve the desired objectives. A formal agreement is being drafted to reflect these changes.

In September 2007, the Company settled an outstanding debt with a Director in the amount of $24,931.50 (18,332 Euro) by issuing 498,630 shares at a deemed price of $.05 per share.

Tech-Rock/BBR, Inc Master Equipment Lease

On November 1, 2007, Globetech Environmental, Inc. (the "Company") entered into a Master Equipment Lease Agreement with Tech-Rock LLC and BBR, Inc pursuant to which the Company sold for $875,000, one Globetech GT500 machine that is expected to be placed in service by March 2008 and agreed to lease that machine with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease the machine for lease payments of $14,600 per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) March 1, 2008.

MediVac Manufacturing and License Agreement

On December 1, 2007, the Company and MediVac Limited agreed to terminate their March 28, 2007 Joint Venture Agreement and to enter into Licensing Agreements. The agreements will permit each company to market the other’s product line in stipulated geographic areas for a designated period of time. The Company will also assume the manufacturing of all of MediVac’s Metamizer units sold by the Company and MediVac on a cost plus 20% basis.

Logmed / Goldner Agreement

Effective October 31, 2007, Helmut Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Goldner’s termination of the agreement was triggered by the Company withholding the € 100,000 (Euro) payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company had attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (€ 900,000 Euro) in remaining payments to Goldner are eliminated and the Company will retain ownership and continue to operate Logmed Technologie GmbH as its European subsidiary and base of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the Form 10-KSB filed for the year ended December 31, 2006, and other information regarding our financial~~s~~ performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.

Forward-Looking Statements

This Management's Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission. Important factors currently unknown to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

Overview and Developments During, and Following, the 2007 2nd Quarter

The Company’s principal services and operations are comprised of the marketing, sales and leasing of its proprietary Logmed medical waste disinfection/sterilization units and the operation of several waste treatment facilities under contract.

Marketing efforts have identified numerous sales opportunities in Turkey, Greece, Australia, Romania, France, Canada and the US. The Company is also working on a substantial business opportunity in the People’s Republic of China.

Globetech, and all its sales agents, attended the World Medica Fair Exposition in Dusseldorf, Germany in November for the third straight year.

The Company is also continuing with its efforts to have its technology certified for the destruction of Prions. A Logmed II is currently under construction which is to be placed in service in early 2008 and be utilized in the Prion testing and certification process. Prions are proteins linked with mad-cow disease and other chronic wasting illnesses and the successful certification could lead to substantial opportunities in the handling of slaughterhouse wastes. The Company has applied for grants from the Alberta Government that are available to Companies that can provide solutions to this expanding waste stream.

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

In May 2007 and August 2007, the Company sold Logmed machines and leased back those machines for sublease to third party users. Pursuant to the May 2007 sale/leaseback transaction (the “TechRock Transaction”), the Company sold two operating Logmed machines and the rights with respect to a third Logmed machine that is expected to be put in service during 2007 for $1,500,000 and agreed to lease each of the Logmed machines for monthly lease payments of $12,000 per machine for a period of 84 months. Pursuant to the August 2007 sale/leaseback transaction, the Company sold two Logmed machines that are expected to be put in service during 2007 for $1,375,000 and agreed to lease each of the Logmed machines for monthly lease payments of $13,000 per machine for a period of 120 months beginning on the earlier of installation of the machines for use by a third party or December 1, 2007.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2006. As of, and for the quarter ended, June 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenues. The Company recorded operating revenues of $39,333 and $3,419 during the six months ended June 30, 2007 and 2006 respectively. Revenues during the first six months of 2007 were attributable to the operation conducted at the Halle medical facility and the reporting of the portion of the deferred gain on the Tech-Rock transaction.

Operating Expenses. Operating expenses totaled $776,820 during the six months ended June 30, 2007 as compared to $668,657 during the same period ended June 30, 2006. Operating expenses consisted principally of salary and consulting fees and general corporate overhead. The increase in operating expenses during the 2007 period related principally to the increased operations relating to the marketing of the Company’s Logmed technologies, including the costs of the Landsberg, Germany office, travel related to the establishment of the MediVac joint venture and development costs pertaining to the Logmed upgrading and redesign.

Other Income (Expense). The Company reported other expense, net of other income, of $174,858 during the six months ended June 30, 2007 as compared to expenses of $487,442 during the 2006 period. Net other expense during the 2007 period consisted of interest, financing and miscellaneous charges. The Company had written off $474,821 in goodwill in 2006 pertaining to the amount by which the Logmed Technologie GmbH share purchase price exceeded the net underlying net asset value.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had a cash balance of $187,871 at June 30, 2007 and $71,628 at December 31, 2006 and a deficit in working capital of $1,850,167 at June 30, 2007 and $1,452,396 at December 31, 2006.

The Company has been dependent upon financing provided in the form of private placements or loans from its principal officers, directors and stockholders to support its ongoing operations. The Company expects, in the near term, to continue to be dependent upon financing provided by its principal officers, directors and stockholders and from the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and stockholders or third parties to provided financing. The current business plan and budget reflect sufficient sales by year-end to obviate the need for additional external financing.

Included in the Company’s working capital deficit at June 30, 2007 were stockholder loans totaling $244,955 and the current amount due to H. Goldner of $836,820. Subsequent to June 30, 2007, $132,000 (Euro100,000) was paid to Goldner pursuant to the Logmed purchase and sale agreement.

Cash Flows

The Company utilized $712,457 in cash for operations during the first six months of 2007 as compared to $72,367 used in operations during the 2006 period. The increase in cash used in operations in the 2007 period was principally attributable to the ability to pay more expenses in cash.

Investing activities used $37,450 of cash during the first six months of 2007 as compared to $241,709 used in investing activities during the 2006 period. Cash used in investing activities during the 2006 quarter related principally to the Logmed technology acquisition.

Financing activities provided $634,217 of cash to the Company during the first six months of 2007 as compared to $318,720 provided in the 2006 period. In 2007, cash provided by financing activities was largely attributable to $800,000 sale proceeds that have been deferred, $196,000 raised in private placements less $416,208 paid on the Logmed obligation. In 2006, cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $156,928, exercise of stock options in the amount of $29,625 and loans of $87,167.

Long-Term Debt

Long-term debt totaled $1,674,927 at June 30, 2007 as compared to $971,200 at December 31, 2006. Long-term debt at June 30, 2007 consisted of 365,998 Euro due December 31, 2008 with respect to the Logmed Technologie acquisition, 800,000 of deferred revenue from the Tech-Rock LLC sale and $380,000 deferred gain related to the sale of two Logmed units.

Financial Commitments and Requirements

The Company’s principal financial commitments and requirements relate to funding operational deficits, overhead and purchase and operational payments relating to the March 2006 acquisition of Logmed Technologie GmbH.

The Company has monthly lease payments of $36,000 due to Tech-Rock LLC pursuant to the sale leaseback agreement.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

The Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

During the quarter ended June 30, 2007, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

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

                Globetech Environmental, Inc.

Date: December 31, 2007	By: /s/ Donald Sampson
Donald Sampson
President and Director
(Principal Executive Officer)

Date: December 31, 2007	By: /s/ Theodor Hennig
Theodor Hennig

Chief Financial Officer, Secretary and Director

(Principal Financial Officer)