Form 10QSB
period 2007-09-30
Globetech Environmental, Inc.
filed 2008-03-14
CIK 1096295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of the December 31, 2007, we had 68,785,437 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)	Yes [	]	No ☒

GLOBETECH ENVIRONMENTAL, INC.

FORM 10-QSB

INDEX

Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets as of September 30, 2007 and December 31, 2006	3

Statements of Operations and Comprehensive Loss for the three months ended
September 30, 2007 and September 30, 2006	4

Statements of Operations and Comprehensive Loss for the nine months ended
September 30, 2007 and September 30, 2006	5

Statements of Cash Flows for the nine months
Ended September30, 2007 and September 30, 2006	6

Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of
Plan of Operations	11
Item 3. Controls and Procedures	14

PART II	OTHER INFORMATION

Item 6. Exhibits	14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$534,126	$71,628
Prepaid and advances	494,089	11,546
Other	171,481	49,256
Accounts receivable	52,480	10,316
Total current assets	1,252,176	142,746

Tangible assets	847,821	113,129
Intangible property - patents and licenses	1,290,017	1,286,840

Total Assets	$3,390,014	$1,542,715

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$740,275	$502,531
Due to Goldner et al - current portion	802,748	607,000
Due to related party	-	72,862
Demand notes payable	-	171,233
Bank line of credit	-	134,035
Capital lease payable	661,559	-
Due to stockholders	229,345	107,481
Total current liabilities	2,433,927	1,595,142

Due to Goldner et al	348,477	971,200
Deferred revenue	2,175,000	-
Deferred gain	366,293	-

Stockholders' equity:
Common stock, par value $.001; 100,000,000 shares authorized; 68,035,437 and 59,061,192 shares issued, respectively	68,035	59,061
Paid-in capital	4,149,240	3,639,074
Retained deficit	(1,650,608)	(273,432)
Deficit accumulated during the development stage	(4,472,953)	(4,472,953)
Other comprehensive income	(27,397)	24,623
Total Stockholders' deficit	(1,933,683)	(1,023,627)

Total Liabilities and Stockholders' Deficit	$3,390,014	$1,542,715

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,
	2007	2006
Revenue	$39,961	$-
Cost of sales	5,806	-
Gross profit	45,767	-

Expenses:
Consulting	78,219	58,643
General and administrative	272,959	125,958
Depreciation and amortization	32,994	4,730
Total operating expenses	384,172	189,331

Operating loss	(338,405)	(189,331)

Other Income (expense):
Interest expense	(134,414)	(10,808)
Other income	7,988	742

Total other income (expense)	(126,426)	(10,066)

Net loss	(464,831)	(199,397)

Foreign currency adjustment	(114,332)	(24,883)

Comprehensive loss	$(579,163)	$(224,280)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	67,536,807	53,086,023

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended September 30,
	2007	2006

Revenue	$86,703	$3,419
Cost of sales	1,603	-
Gross profit	85,100	3,419

Expenses:
Consulting	135,459	216,414
Stock option expense	-	344,825
General and administrative	966,354	292,019
Depreciation and amortization	59,179	4,730
Total operating expenses	1,160,992	857,988

Operating loss	(1,075,892)	(854,569)

Other Income (expense):
Interest expense	(324,881)	(23,429)
Other income	23,597	742
Write-down of goodwill/assets	-	(474,821)

Total other income (expense)	(301,284)	(497,508)

Net loss	(1,377,176)	(1,352,077)

Foreign currency adjustment	(52,020)	2,509

Comprehensive loss	$(1,429,196)	(1,349,568)

Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding	65,906,879	53,086,023

The accompanying notes are an integral part of these financial statements.

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flow from operating activities:
Net loss	$(1,377,176)	$(1,352,077)

Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	59,179	4,730
Common stock issued for interest/services	29,974	182,724
Stock based compensation	-	344,825
Write down of assets	-	474,821
Deferred gain	380,135	-
	(907,888)	(344,977)
Change in operating assets and liabilities:
Accounts Receivable	(42,164)	-
Prepaid expenses	(482,543)	-
Other receivable	(122,225)	-
Accounts payable and accrued liabilities	237,743	138,007
Net cash used in operating activities	(1,317,077)	(206,970)

Cash flow from financing activities:
Proceeds from shareholder loan	121,863	16,968
Proceeds from stock option exercise	-	29,625
Sale of demand promissory note	-	171,232
Payment to Goldner	(562,523)	-
Related party loan	-	87,167
Deferred revenue	2,175,000	-
Payment of capital lease obligation	(38,711)	-
Bank line of credit	(134,035)	126,870
Shares issued on debenture conversion	-	65,000
Proceeds from private placement	196,000	-
Net cash provided by financing activities	1,757,594	496,862

Cash flow from (used in) investing activities:
Logmed Investment	-	(242,800)
Cash acquired in acquisition	-	492
Patents/licenses/assets	(96,779)	(34,160)
Net cash used in investing activities	(96,779)	(276,468)

Effect of exchange rate on cash	118,760	(7,168)

Increase in cash	462,498	6,256
Cash, beginning of period	71,628	1,219

Cash, end of period	$534,126	$7,475

Supplemental Information
Cash paid for interest	$190,467	$-

During the nine months ended September 30, 2007, 3,199,069 shares of common stock were issued to retire debt and accrued interest in the amount of $191,944. A further 1,368,746 common shares were issued to a related party to retire debt and accrued interest of $82,125. In September 2007, the Company settled an outstanding debt with a Director in the amount of $24,931.50 by issuing 498,630 shares at a deemed price of $.05 per share.

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.

NOTES TO FINANCIAL STATEMENTS

THE PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $6,123,561 for the period from April 7, 1997 (inception) to September 30, 2007, has a liquidity problem, and requires additional financing and or sales in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 4 – COMMITMENTS

As of September 30, 2007, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company’s principal officers. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company’s President and Chief Executive Officer. Effective March 1, 2007, the Company entered into a new two year employment agreement with Mr. Sampson. Under his new employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly. As of September 30, 2007 and 2006, $0 and $20,000 in salary has been paid and $222,000 and $70,000 has been accrued.

The Company entered into a consulting agreement with Theodor Hennig’s professional corporation, effective as of September 27, 2005 for two years ending September 27, 2007, pursuant to which Mr. Hennig serves as the Company’s Chief Financial Officer. Effective October 1, 2007, the Company entered into a new 15 month consulting agreement with Mr. Hennig’s professional corporation. Under the new consulting agreement, Mr. Hennig is entitled to a monthly fee of CDN$10,000 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of September 30, 2007 and 2006, $56,475 and $16,666 in fees and expenses have been paid and $141,746 and $58,331 have been accrued.

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

Pursuant to the Med-Rock LLC sales –leaseback transaction discussed in Note 10 below, the Company has monthly lease payments of $36,000 commencing in December 2007. These payments are intended to be offset by the leasing income generated by the units as they are placed in service.

NOTE 5 - STOCKHOLDER ADVANCES

Stockholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2007 and December 31 2006, the Company owed $229,345 and $107,481, respectively, relating to these advances. The stockholder loans have no specific repayment terms.

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

On January 11, 2007, Globetech entered into an agreement with Goldner et al to modify the payment terms under their March 17, 2006 Purchase Agreement for the Logmed technologies. Pursuant to the terms of the original Purchase Agreement, a total of 500,002 Euro was due and payable to the Goldner Parties by December 31, 2006. Pursuant to the January 11, 2007 Amendment, the scheduled payment dates for the amounts originally due to the Goldner Parties on December 31, 2006 were revised to provide for a series of installment payments as follows:

•	50,000 Euro due January 17, 2007;
•	50,000 Euro due January 31, 2007 to Goldner;
•	15,000 Euro due January 31, 2007 to Frenzel;

•	18,332 Euro due August 31, 2007 to Frenzel payable in shares;
•	100,000 Euro due February 28, 2007;
•	100,000 Euro due March 31, 2007;
•	66,668 Euro due August 31, 2007 (paid August 31, 2007); and
•	100,000 Euro due September 30, 2007.

All deferred payments bear interest at 8% per annum. All contracted payments up to and including August 31, 2007 have been paid. The September 30, 2007 payment has not been made. The 100,000 Euro installment was deposited with Globetech’s counsel in Germany and was to be released to Mr. Goldner provided certain requested conditions were satisfied. Management feels that Mr. Goldner has not been satisfactorily performing his obligations under the terms of our Purchase and Sale agreement and therefore some adjustments were required. The requested conditions were not satisfied and the funds were not transferred to Mr. Goldner. The Agreement was terminated in October 2007 as more fully described in the Subsequent events note below.

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

In June, 2007, the Company issued 182,800 shares to extinguish a debt of $9,140 owed to an arms-length party.

In September 2007, the Company issued 498,630 shares to extinguish a debt of $24,931.50 owed to a director.

In accordance with EITF 00-19, the issuance of the warrants described above is considered permanent equity and thus no value has been assigned to the warrants.

NOTE 10 – SALE-LEASEBACK TRANSACTION

In May 2007, three Logmed units were sold to an American customer, Tech-Rock LLC, for $1,500,000 cash pursuant to a sales/leaseback agreement. The first of these units is presently being refurbished and should be placed into operation within the next three months. The second unit is to be built and placed in operation as soon as possible. The third unit is a new Logmed machine that will be operated under lease in Abu Dhabi, United Arab Emirates. The UAE unit is being manufactured and is scheduled to be installed and operating in May, 2008.

The sales/leaseback agreement calls for monthly lease payments of $12,000 per machine for a period of seven years.

On August 30, 2007, the Company entered into a Master Equipment Lease Agreement with MedRock LLC pursuant to which the Company sold to MedRock, for $1,375,000, two Logmed II 500 machines that are currently being manufactured and expected to placed in service by December 1, 2007 and agreed to lease those machines with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease both of the Logmed machines for lease payments of $13,000 per machine per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) December 1, 2007. These units are yet to be built and placed into operation.

The financial statements record the sales-leasebacks as essentially financing transactions. The leased assets and related lease obligations are recorded and the lease payments, related deferred gains and amortization are spread over the term of the leases.

NOTE 11 – MEDIVAC JOINT VENTURE

In May 2007, the Company entered a joint venture with MediVac Limited of Australia. The joint venture agreement called for the incorporation of Logmed International Pty Ltd. which would own worldwide marketing rights for Globetech’s Logmed machines and MediVac’s Metamizer machines. The joint venture would have offices in Sydney Australia, Spokane and Landsberg, Germany and would be resourced to exploit sales opportunities around the globe.

NOTE 12 – SUBSEQUENT EVENTS

Tech-Rock/BBR, Inc Master Equipment Lease

On November 1, 2007, the Company entered into a Master Equipment Lease Agreement with Tech-Rock LLC and BBR, Inc pursuant to which the Company sold for $875,000, one Globetech GT500 machine that is expected to be placed in service by March 2008 and agreed to lease that machine with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease the machine for lease payments of $14,600 per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) March 1, 2008.

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

Logmed / Goldner Agreement

Effective October 31, 2007, Helmut Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Goldner’s termination of the agreement was triggered by the Company withholding the 100,000 Euro payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (900,000 Euro) in remaining payments to Goldner are eliminated and the Company will retain ownership and continue to operate Logmed Technologie GmbH as its European subsidiary and base of operations.

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

Overview and Developments During, and Following, the 2007 3rd Quarter

The Company’s principal services and operations are comprised of the marketing, sales and leasing of its proprietary medical waste disinfection/sterilization units and the operation of several waste treatment facilities under contract.

Marketing efforts have identified numerous sales opportunities in Turkey, Greece, Australia, Romania, France, Canada and the US. The Company is also working on a substantial business opportunity in the People’s Republic of China.

Globetech, and all its sales agents, attended the World Medica Fair Exposition in Dusseldorf, Germany in November for the third straight year. The Company also attended the Arab Health 2008 Medical Convention in Dubai.

The Company is also continuing with its efforts to have its technology certified for the destruction of Prions. A Logmed II is currently under construction which is to be placed in service in early 2008 and utilized in the Prion testing and certification process. Prions are proteins linked with mad-cow disease and other chronic wasting illnesses and the successful certification could lead to substantial opportunities in the handling of slaughterhouse wastes. The Company has applied for grants from the Alberta Government that are available to companies that can provide solutions to this expanding waste stream.

In May 2007, the Company entered a joint venture with MediVac Limited of Australia. The joint venture agreement called for the incorporation of Logmed International Pty Ltd. which would own worldwide marketing rights for Globetech's Logmed machines and MediVac's Metamizer machines. The joint venture would have offices in Sydney Australia, Spokane and Landsberg, Germany and would be resourced to exploit sales opportunities around the globe. On December 1, 2007, the Company and MediVac Limited agreed to terminate their joint venture agreement and entered into Licensing Agreements. The agreements permit each company to market the other’s product line in stipulated geographic areas for a designated period of time. The Company will also assume the manufacturing of all of MediVac’s Metamizer units sold by the Company and MediVac on a cost plus 20% basis.

In May 2007 and August 2007, the Company sold Logmed machines and leased back those machines for sublease to third party users. Pursuant to the May 2007 sale/leaseback transaction (the “TechRock Transaction”), the Company sold two pre-owned Logmed machines and the rights with respect to a third Logmed machine, that is expected to be put in service during May 2008, for $1,500,000 and agreed to lease each of the Logmed machines for monthly lease payments of $12,000 per machine for a period of 84 months. Pursuant to the August 2007 sale/leaseback transaction (the “MedRock Transaction”), the Company sold two Logmed machines that are expected to be put in service during 2007 for $1,375,000 and agreed to lease each of the Logmed machines for monthly lease payments of

$13,000 per machine for a period of 120 months beginning on the earlier of installation of the machines for use by a third party or December 1, 2007. To date, none of the sold units have been placed into operation.

On November 1, 2007, the Company entered into a Master Equipment Lease Agreement with Tech-Rock LLC and BBR, Inc pursuant to which the Company sold for $875,000, one Globetech GT500 machine that is expected to be placed in service by March 2008 and agreed to lease that machine with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease the machine for lease payments of $14,600 per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) March 1, 2008.

Effective October 31, 2007, Helmut Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Goldner’s termination of the agreement was triggered by the Company withholding the 100,000 Euro payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (900,000 Euro) in remaining payments to Goldner are eliminated and the Company will retain ownership and continue to operate Logmed Technologie GmbH as its European subsidiary and base of operations.

The Company has in 2007 applied for patents in the USA for its own GT Waste Sterilizer technology. The underlying work for this technology was completed over the last two years as it became evident that the Goldner intellectual property was not what it purported to be and that a better, proprietary system was required.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2006. As of, and for the quarter ended, September 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies. The sales-leaseback transactions have been booked in accordance with GAAP. The proceeds of sale, less accrued costs of production were recorded as deferred gains which will be brought into income over the term of the leases. The assets are recorded as capital leases with the offsetting liabilities recorded as lease obligations in long term debt.

Results of Operations

Revenues. The Company recorded operating revenues of $86,703 and $3,419 during the nine months ended September 30, 2007 and 2006 respectively. Revenues during the first nine months of 2007 were attributable to the operation conducted at the Halle and Utrecht medical facilities and the reporting of the portion of the deferred gain on the sale/leaseback of two Logmed units placed in service during the third quarter of 2007 pursuant to the Tech-Rock transaction.

Operating Expenses. Operating expenses totaled $1,160,992 during the nine months ended September 30, 2007 as compared to $857,988 during the same period ended September 30, 2006. Operating expenses consisted principally of salary and consulting fees and general corporate overhead. The increase in operating expenses during the 2007 period related principally to the increased operations relating to the marketing of the Company’s GT Wastes Sterilizer technology, including the costs of the Landsberg, Germany office, travel related to the establishment of the MediVac joint venture and development costs pertaining to the Logmed upgrading and redesign.

Other Income (Expense). The Company reported other expense, net of other income, of $301,284 during the nine months ended September 30, 2007 as compared to expenses of $497,508 during the 2006 period. Net other expense during the 2007 period consisted of interest, financing and miscellaneous charges. The Company had written off $474,821 in goodwill in 2006 pertaining to the amount by which the Logmed Technologie GmbH share purchase price exceeded the net underlying net asset value. The increased interest expense relates to various financing costs including leasing, German line of credit, and loan interest.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had a cash balance of $534,126 at September 30, 2007 and $71,628 at December 31, 2006 and a deficit in working capital of $1,181,751 at September 30, 2007 and $1,452,396 at December 31, 2006.

The Company has been dependent upon financing provided in the form of private placements or loans from its principal officers, directors and stockholders and from sale/leaseback transactions to support its ongoing operations. The Company expects, in the near term, to continue to be dependent upon financing provided by its principal officers, directors and stockholders and from sale/leaseback transactions and the sale of securities to, or financing provided by, third parties. Except as noted herein, the Company has no commitments from its principal officers, directors and stockholders or third parties to provide financing. The current business plan and budget reflect sufficient sales by year-end to obviate the need for additional external financing.

The significant monthly lease payments due pursuant to the sales-leaseback transactions place a substantial burden on the cash resources of the Company and it is essential that the related units are built and placed into operation soon in order to generate sufficient cash flow to meet these obligations.

Included in the Company’s working capital deficit at September 30, 2007 were stockholders loans totaling $229,345 and the current amount due to H. Goldner of $802,748. Subsequent to September 30, 2007, the Goldner acquisition was terminated and all related assets were returned to Goldner and liabilities extinguished.

Cash Flows

The Company utilized $1,317,077 in cash for operations during the first nine months of 2007 as compared to $206,970 used in operations during the 2006 period. The increase in cash used in operations in the 2007 period was principally attributable to payingore expenses in cash, decreases in non-cash expenses in the current period and an increase in pre-paid expenses in the current period.

Investing activities used $96,779 of cash during the first nine months of 2007 as compared to $276,468 used in investing activities during the 2006 period. Cash used in investing activities during the 2006 quarter related principally to the Logmed technology acquisition.

Financing activities provided $1,757,594 of cash to the Company during the first nine months of 2007 as compared to $496,862 provided in the 2006 period. In 2007, cash provided by financing activities was largely attributable to $1,500,000 sale proceeds from the TechRock sale/leaseback transaction and $196,000 raised in private placements. In 2006, cash provided by financing activities was attributable to the sale of demand promissory notes in the amount of $171,232, exercise of stock options in the amount of $29,625 and loans of $87,167.

Long-Term Debt

Long-term debt totaled $2,889,770 at September 30, 2007 as compared to $971,200 at December 31, 2006. Long-term debt at September 30, 2007 consisted of $348,477 with respect to the Logmed Technologie acquisition, $1,500,000 of deferred revenue from the Tech-Rock LLC sale/leaseback, $675,000 of deferred revenue from the MedRock sale/leaseback and $366,293 of deferred gain related to the sale of two Logmed units. Subsequent to September 30, 2007, the Logmed Technologie acquisition was terminated, relieving the Company of long-term debt relating to that acquisition.

Financial Commitments and Requirements

At September 30, 2007, the Company’s principal financial commitments and requirements related to funding operational deficits, overhead and purchase and operational payments relating to the March 2006 acquisition of Logmed Technologie GmbH and lease payments relating to sale/leaseback transactions with Tech-Rock LLC and MedRock LLC. As noted, the Logmed Technologie acquisition was terminated subsequent to September 30, 2007 relieving the Company of purchase payment obligations thereunder.

The Company has monthly lease payments of $36,000 due to Tech-Rock LLC pursuant to the sale leaseback agreement and $26,000 due monthly to Med-Rock LLC.

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

During the quarter ended September 30, 2007, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

                Globetech Environmental, Inc.

Date: March 13, 2008	By: /s/ Donald Sampson
Donald Sampson
President and Director
(Principal Executive Officer)

Date: March 13, 2008	By: /s/ Theodor Hennig
Theodor Hennig
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)