Form 10KSB
period 2007-12-31
Globetech Environmental, Inc.
filed 2008-05-02
CIK 1096295

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-27737

GLOBETECH ENVIRONMENTAL, INC.
(Name of Small Business Issuer in its charter)

	Nevada		42-1758825
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

#700-300 South Fourth Street Las Vegas, Nevada 89101
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:		(403) 261-2929

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which each is registered
	None	None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	[ ]	No	☒

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $ 134,677.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 24, 2008, based on the last reported sales price on the Pink Sheets, was approximately $1,551,636

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2008 was 68,785,437.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:		Yes	[ ]	No	☒

GLOBETECH ENVIRONMENTAL, INC.

INDEX TO FORM 10-KSB

December 31, 2007

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding the Company’s expectations and beliefs about the market and industry, its goals, plans, and expectations regarding its properties and services, its intentions and strategies regarding future acquisitions and sales of properties and businesses, its intentions and strategies regarding the formation of strategic relationships, its beliefs regarding the future success of its properties and services, its expectations and beliefs regarding competition, competitors, the basis of competition and its ability to compete, its beliefs and expectations regarding its ability to hire and retain personnel, its beliefs regarding period to period results of operations, its expectations regarding revenues, its expectations regarding future growth and financial performance, its beliefs and expectations regarding the adequacy of its facilities, and its beliefs and expectations regarding its financial position, ability to finance operations and growth and the amount of financing necessary to support its operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Globetech Environmental, Inc., a Nevada corporation (“Globetech” or the “Company”), is engaged in the medical/infectious and hazardous waste treatment business, including the marketing of proprietary waste treatment technology.

History and Development of the Company

The Company was originally incorporated in April 1997 under the name “Alaskan Geodetic Survey, Inc.” and remained dormant until March 2000.

From inception through December 2004, the Company undertook a series of name changes and pursued various acquisitions and businesses, each of which was eventually terminated and/or abandoned.

During 2005 and 2006, the Company developed and implemented plans to enter into the environmental services and medical waste treatment industry. Various technologies and businesses were evaluated and abandoned.

In March 2006, the Company entered into a purchase and sale agreement (the “Goldner Purchase and Sale Agreement”) pursuant to which it acquired certain intellectual property, tangible assets and shares of a German company, Logmed Technologie GmbH from Helmut Goldner and others. The technology related to waste disinfection and sterilization units called Logmed. Following the closing of the acquisition of the Logmed technology, the Company commenced operations in the medical/infectious and hazardous waste treatment business.

During 2006, the Company entered into a series of transactions designed to finance operations and payment obligations arising under the Goldner Purchase and Sale Agreement, including (1) borrowing an aggregate of $ 102,487 from various related parties, (2) borrowing Cdn 200,000 from a third party to pay a $150,000 downpayment in connection with the Logmed acquisition, (3) the sale of $65,000 of convertible debentures, (4) borrowing Euro 100,000 under a line of credit facility, (5) issuing 2,652,188 shares of common stock to pay accrued and unpaid salary and expenses totaling $237,175 owing to officers and directors, and (6) issuing 4,985,740 shares of common stock to pay $498,574 of debt owing to stockholders.

In May 2007, the Company entered into a joint venture agreement with Medivac Limited, an Australian company, pursuant to which the Company and Medivac agreed to form a joint venture company to market the Company’s Logmed machines and Medivac’s MetaMizer machine.

In October 2007, as a result of certain disputes between the Company and the sellers under the Goldner Purchase and Sale Agreement, the sellers provided notice of termination of the Goldner Purchase and Sale Agreement and that agreement was terminated and all rights to the Logmed technology reverted to the sellers.

Upon termination of the Goldner Purchase and Sale Agreement, the Company began marketing its own proprietary waste treatment technology, referred to as GT Waste Sterilizers, and filed patent applications relating to that technology.

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

•

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

•

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

•

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

•

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

Services and Operations

The Company’s principal services and operations are comprised of the marketing, sales and leasing of its proprietary GT Waste Sterilizer medical waste disinfection/sterilization units and the operation of contract medical waste treatment facilities.

GT Waste Sterilizer Products.

The Company’s principal focus is the marketing, sale and leasing of its proprietary medical waste treatment units known as GT Waste Sterilizers. These units represent an environmentally friendly cost-effective medical waste treatment solution with potential application in the treatment of other waste that is considered bio-hazardous such as airline garbage.

GT Waste Sterilizer is an advanced autoclave unit incorporating proprietary patent-- pending technologies and processes, including continuous feeding, shredding, mixing, fragmenting, and volume reduction in an enclosed environment to deactivate, sterlize and reduce contaminated waste. GT Waste Sterilizers offer a fully automated medical waste treatment solution with multiple user benefits, including:

•	elimination of manual separation;
•	reduction in end product and accompanying reduction in transportation and disposal cost;
•	energy efficient thermal treatment; and
•	minimal environmental impact due to reduced end product and no harmful discharge to the environment.

Treatment of medical waste in a GT Waste Sterilizer unit begins with loading waste material, inside of and including disposable containers, bags or collection bins, into a conveying basin. Once the loading door is closed the actual loading process is initiated electronically with the weight of waste material being measured and recorded before conveying the waste into a feed hopper. Individual locks within the unit are utilized to create a low-pressure atmosphere within the unit preventing emission of contaminated airborne particles from the unit with aspirated air being filtered before release into the ambient air.

Within the closed unit environment, the waste is fed into a single-shaft shredder to reduce the waste material to a defined particle size. Waste is then fed through a dosing device exposing the waste to a disinfection process incorporating exposure to heat by the injection of saturated steam under pressure.

The entire process is independently monitored and controlled electronically with process data being stored and available for review and printing. In the event of any process failures, the unit’s monitoring capabilities will notify the operator on a display panel as well as by an audible alarm and the unit will shut off automatically to assure there is no release of contaminated material.

GT Waste Sterilizer incorporates an automated thermal self-disinfection process to facilitate safe maintenance and repair.

Typical cycle time to treat a load of medical waste ranges from 30 to 60 minutes based on the heat level to be utilized and the size of the load.

GT Waste Sterilizer effectively renders medical waste inert and unrecognizeable while reducing the end volume of by-product by up to 80% of original volume. The unit does not emit any significant odor or steam to the atmosphere nor create any significant noise. Wastewater is minimal and meets EPA and other general standards on wastewater emission.

The Company’s current product offerings include three models: GT100; GT300; and GT500, described generally as follows:

▪

GT 100 – a stationary sterlization unit with a processing capacity of approximately 220 pounds of waste material per hour with dimensions of approximately 8 feet (length), 5 feet (depth) and 6 feet (height). Waste is fed into GT 100 units manually or by an optional semi-automatic feed system.

▪

GT 300 – a stationary sterilization unit with a processing capacity of 660 pounds of waste material per hour with dimensions of approximately 20 feet (length), 8 feet (depth) and 10 feet (height). Waste is fed into GT 300 units manually or by an option semi-automatic feed system.

▪

GT 500 – a stationary sterilization unit with a processing capacity of 1,100 pounds of waste material per hour with dimensions of approximately 30 feet (length), 8 feet (depth) and 21 feet (height). Waste is weighed and fed into GT 500 units by an automated feed system.

Medical Waste Treatment Operations.

Since March 2006, the Company has owned and/or operated a medical waste treatment facility in Halle, Germany.

Operation of the German facility was transferred to the Company pursuant to the Company’s March 2006 acquisition of the Logmed Technologies. Due to the termination of the Logmed acquisition in October 2007, the operation of this facility reverted back to Mr. Goldner with Globetech maintaining a 50% interest therein.

The Company plans to establish a waste treatment facility in Calgary in 2008 and the Abu Dhabi Joint Venture should be operational this year as well. The Company formed a joint venture with a local business to jointly own and operate a medical waste treatment business in Abu Dhabi. The joint venture is called Logmed Middle East and will be used to establish further operations in the United Arab Emirates and surrounding area.

Strategy

The Company’s strategy is principally focused on deploying GT Waste Sterilizer units at health care facilities at pricing points that make on-site medical waste treatment more cost effective than treatment of waste at off-site third party facilities.

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

The Company targets the high-volume institutional segment of the health care market by positioning the GT Waste Sterilizer unit as a viable, easy-to-use and cost-effective alternative to off-site third party treatment of medical waste. The Company provides lease financing for units with each unit being leased at an affordable base rate plus additional payments based on volume of waste processed. The Company believes that such lease financing will be comparable to, or less than, the cost currently paid by health care institutions for off-site third party treatment without the need to access the health care institution’s capital budget.

In addition to the potential reduction in operating costs to the health care institution, the Company intends to emphasize other benefits of deploying the GT Waste Sterilizer on-site, including ease of handling waste material derived from elimination of the need to sort and separate medical waste and elimination of risks and costs associated with transporting untreated waste from the institution to off-site facilities.

The Company has initially targeted health care facilities in Europe and Australia where units are already operational or are on order and intends to expand marketing efforts to North America and other developed nations of the world. [In order to accelerate or otherwise facilitate entry into various markets, the Company has entered into joint ventures and/or agency agreements with several local marketing companies in Abu Dhabi, Bahrain, China andAustralia. These agreements generally call for the Jointly owned local entity to acquire one or more GT Waste Sterilizers from Globetech, profitably operate the unit and share the profits on an agreed upon basis. The Company benefits from the sale of the units, the local expertise that the JV partners bring and sharing in the profits of the operation.

Equipment Financing

The Company has facilitated the financing of units through several sale/leaseback transactions pursuant to which the Company sells a unit to a financing company, leases the unit back from the leasing company and provides the unit to an end-user pursuant to a sublease. These transactions have provided needed cash to the Company but result in substantial fixed monthly lease payments. These payments generally commence four months after point of sale to allow for construction of the units. Revenues generated by the sublease of these units are typically structured to cover the monthly lease payments and generate a profit to the Company.

Acquisitions

In order to facilitate the Company’s entry into the medical waste treatment and environmental services and solutions market, and to facilitate growth, the Company has periodically entered into a number of acquisitions, each designed to provide to the Company proven treatment technologies. Each of the acquisitions undertaken to date has, ultimately, been abandoned or terminated. The Company continues to evaluate, on an ongoing basis, potential strategic acquisitions to supplement the Company’s operations and potential growth.

The abandoned or terminated acquisitions to date have focused on securing rights relating to the medical waste treatment technology developed by Helmut Goldner (the “Logmed Technologies”). The Company initially entered into an agreement in April 2005 to acquire the Beiseker medical waste treatment facility in Alberta, Canada, including certain rights with respect to the Logmed Technologies that were to be conveyed to the Company along with the Beiseker facility. The Company issued 2,000,000 shares of stock and made certain payments relating to the acquisition of the Beiseker facility. Following expiration of the seller’s option to acquire the Logmed Technologies, the Company terminated the purchase agreement relating to the Beiseker facility and returned control and operation of the facility to the seller in March 2006.

Following termination of Beiseker transaction and the option of the seller to acquire the Logmed Technologies, the Company entered into an agreement with Mr. Goldner and certain affiliated companies and persons to acquire the Logmed Technologies and certain related rights, assets and operations, including the right to operate a waste treatment unit in the Halle clinic medical facility. The Company took possession and control of the Logmed Technologies and related assets and began efforts to manufacture and market the derivative products during 2006. In connection with the acquisition of the Logmed Technologies, the Company made aggregate payments totaling $781,899.28 (Euro 600,000) to Mr. Goldner and related parties and agreed to pay various installments totaling a minimum of $ 1,325,000 (Euro 900,000).

Effective October 31, 2007, Mr. Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Mr. Goldner’s termination of the agreement was triggered by the Company withholding a 100,000 Euro payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (900,000 Euro) in remaining payments to Goldner were eliminated and the Company retained ownership and continues to operate Logmed Technologie GmbH as its European subsidiary and base of operations and retained a 50% interest in the Halle clinic waste treatment unit.

Manufacturing

The Company does not conduct any manufacturing operations but utilizes multiple qualified independent manufacturers who manufacture units under a licence from, and under supervision of, the Company.

Manufacturing of units involves delivery of unit specifications to experienced manufacturers that manufacture or source components, and assemble and test units based on agreed criteria. We may contract for separate quality control, inspection and testing of units. Cost of manufacturing units is expected to be based on bids or quotes from manufacturers that may be subject to negotiation.

As sales volumes increase, we intend to evaluate establishing single source, or multiple source, contract manufacturing arrangements in which we negotiate volume based fixed pricing per unit. We believe there are multiple manufacturers that have the experience and capability of meeting our manufacturing needs.

Marketing

The Company’s marketing strategy is focused on targeting high-volume high-value generators of medical waste where the benefits of on-site operation of GT Waste Sterilizer units are expected to be most compelling. Principal target customers are acute care hospitals with 500 or more beds as well as day surgery clinics and other high volume medical clinics and nursing facilities.

Pricing of GT Waste Sterilizer units will be fixed, coupled with financing arrangements, so as to make the monthly cost to our customers equal to or more favorable than the costs charged by third party providers to transport and treat medical waste off-site. We intend to structure our pricing and financing so as to allow our customers the ability to scale the volume of material treated with a predictable cash cost without the need to access the customer’s capital budget process while allowing us to generate rental income or other payment streams sufficient to recoup our cost and a return thereon with the potential of additional revenues to be derived from increases in volumes treated. See “Equipment Financing.”

The Company’s marketing efforts are led by our President, Don Sampson, an experienced operator in the medical waste treatment industry. We have assembled a sales team including a mix of employees, sales representatives and marketing alliance partners, to enter and service principal markets worldwide. Initial marketing efforts have been focused on markets in Europe, the Middle East, Asia and Australia. Our marketing efforts in Europe are under the direct management of Hans Frenzel who is responsible for the sales and marketing effort at Logmed Technologie GmbH and who continues to serve as a Managing Director of Logmed Technologie GmbH and as a director of the Company and provides marketing services on a contractual basis.

In January 2008, the Company commenced initial planning to market units in North and South America through the appointment of a Master Distributor, Global Evolutions LLC and sales representatives.

Medivac Joint Venture

In May 2007, the Company and Medivac Limited entered into a joint venture agreement pursuant to which the Company and Medivac agreed to form a joint venture company to serve as the exclusive marketing agent for each company’s products.

Medivac is an Australian healthcare equipment company listed on the Australian Stock Exchange. Medivac is principally engaged in the manufacture, through third party manufacturers, and marketing of a medical waste treatment system known as Metamizer that is principally targeted toward small- and mid-size health care facilities.

Under the terms of the joint venture agreement, the Company and Medivac formed a joint venture company under the name Logmed International Pty Ltd that was equally owned by the Company and Medivac. The Company and Medivac, respectively, granted to the joint venture company the exclusive worldwide marketing rights with respect to the Logmed and Metamizer product lines. The joint venture company was to maintain sales offices in the US, Australia and Germany, with marketing efforts being directed by the Company’s president, Don Sampson.

In an effort to address some inequities as well as simplify and streamline the marketing efforts and administration, the Company and MediVac terminated the Joint Venture Agreement and entered into Licensing Agreements. The agreements permit each company to market the other’s product line in stipulated geographic areas for a designated period of time. The Company will also assume the manufacturing of MediVac’s Metamizer units sold by the Company and MediVac.

Competition

There are numerous regulated medical waste management services and products companies operating in the Company’s target markets, and the market is highly competitive. Competition within the industry is based on both the nature of the solution (outsourced service based solutions vs. in-house product based solutions) and the technologies offered (incineration vs. autoclaving) and the related cost-effectiveness and compliance reliability of each solution. The Company’s primary competitors are large corporations with regional, national and international businesses. These companies provide a variety of products and services and many have substantially greater financial and other resources than the Company possesses.

Competition based on the nature of the solution offered relates to in-house treatment of medical waste as opposed to outsourcing treatment to off-site operators. The Company’s current focus is on sale of GT Waste Sterilizer units for use on-site at medical facilities and, through the joint venture with Medivac. The Company believes on-site treatment using the GT Waste Sterilizer units offer competitive advantages compared to outsourced off-site treatment options, including elimination of manual separation, reduction in transportation costs, increased control by medical facilities operators, reduced environmental risk exposure and shortened holding time of waste and at prices comparable to or better than outsourced solutions.

Competition based on technology relates to the type of treatment technology utilized to treat and neutralize medical waste. Due to environmental concerns, incineration is rapidly declining as a viable technology for treatment of medical waste. An array of alternative technologies have been introduced by a variety of companies to fill the void left by the decline in incineration as an acceptable option. Many of the technologies currently deployed, including the GT Waste Sterilizer unit, involve advanced autoclave capabilities. These technologies compete based on a variety of factors including principally cost effectiveness, environmental impact, operating effectiveness of the solution and ease of use. The Company believes that the GT Waste Sterilizer unit will compete favorably in all of these areas.

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

The Company relies on patents, proprietary know-how and continuing technological innovation. The Company attempts to protect this information through a combination of patent protection and confidentiality agreements with employees, vendors and consultants. In connection with the GT Waste Sterilizer, the Company applied for 3 patents covering the principal proprietary technologies incorporated into the GT Waste Sterilizer units. The Company intends to vigorously defend its patents and to continuously seek new and additional patents as necessary to protect its rights in future technological advances in the Company’s products. There can be no assurance that the Company’s patents will not be contested and will be sustained in the event of a contest, that the Company will be successful in its efforts to secure new patents, that confidentiality agreements will not be breached, that the Company would have adequate remedies for any breach or that its trade secrets or know-how will not otherwise become known or independently discovered by other parties.

The Company’s commercial success may also depend on its not infringing patents issued to other parties. There can be no assurance that patents belonging to other parties will not require the Company to alter its processes, pay licensing fees or cease using any current or future processes. In addition, there can be no assurance that the Company would be able to license the technology rights that it may require at a reasonable cost or at all. If the Company could not obtain a license to any infringing technology that it currently uses, it could have a material adverse effect on the Company’s business.

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

The Company may be required to obtain certain permits, classifications and registrations in order to market the GT Waste Sterilizer units in various jurisdictions or for selected uses. The Company believes it is presently in compliance with all applicable regulations relating to its operations in the markets in which its units are currently operational and intends to take all steps necessary to assure compliance with any regulations that may apply in the future in such markets and in any new markets the Company may enter.

The Company is evaluating marketing its GT Waste Sterilizer unit for use in the food processing industry and, specifically, for the treatment of prions such as mad cow disease. The Company intends to conduct testing to verify the effectiveness of the GT Waste Sterilizer technology in treatment of prions and, subject to obtaining satisfactory results, to secure necessary approvals to market the GT Waste Sterilizer unit for such application. While regulation with regard to treatment of prion diseases is evolving, the Company expects that the U.S. FDA and similar organizations will establish standards and guidelines that will govern the treatment of prions. The Company expects that testing and regulatory compliance with regard to the use of GT Waste Sterilizer units in the treatment of prions will require at least one year.

While the Company presently intends to limit its operations to the sale and marketing of its GT Waste Sterilizer units, and through its joint venture arrangement MetaMizer units, for operation by third parties, the Company’s customers will be subject to a broad range of regulations that will indirectly affect the Company and acceptance of its products. Illustrative of the nature of regulations that may affect the Company’s customers and, indirectly, the Company, are the regulations applying to operations in the United States which may serve as a model for other jurisdiction, a summary of the principal regulations being as follows:

•

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

•

Clean Air Act Regulations. In August 1997, the EPA adopted regulations under the Clean Air Act that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants.

•

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

•

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

The Company’s customers use landfills for the disposal of autoclaved waste. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following autoclave treatment, waste is disposed of as non-hazardous waste.

•

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

•

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

Potential Liability and Insurance

The medical waste industry involves potentially significant risks of statutory, contractual, tort and common law liability claims. Potential liability claims could involve, for example:

•	cleanup costs;
•	personal injury;
•	damage to the environment;
•	employee matters;
•	property damage; or
•	alleged negligence or professional errors or omissions in the planning or performance of work.

In the event the Company’s products fail to operate in the manner intended and customers suffer liability arising from such failure, the Company could be subject to claims asserted by the affected customers. The Company could also be subject to fines or penalties in connection with violations of regulatory requirements.

The Company does not presently carry liability insurance that would cover liability arising from failures of products to perform as intended. The Company intends to evaluate the acquisition of liability insurance to cover such risks at such time as the Company’s financial position will support the same. Even if the Company is successful in securing such insurance, there can be no assurance that the Company will not face claims resulting in substantial liability for which it is uninsured or underinsured and which could have a material adverse effect on the Company’s business.

Employees

As of March 31, 2008, the Company had 5 full-time and 2 part-time employees/consultants. None of the Company's employees are subject to collective bargaining agreements. The Company also has in excess of twenty sales agents covering many parts of the globe.

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2007, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company’s principal officers. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

Management believes that its facilities are adequate to support operations for the foreseeable future. In the event that the Company experiences growth in its sales and requires space to house administrative, sales and other personnel, the Company anticipates it will be required to secure appropriate office space to house its employees and operations. No arrangements have been made with respect to securing office space if needed.

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

Stock and Stock Holder Information

The Company’s common stock trades on the Pink Sheets under the symbol “GENV”.

Prior to February 2005, there was no established trading market in the Company’s common stock and trading therein was sporadic. The following table sets forth the range of high and low bid prices for each quarter during fiscal 2007 and 2006:

Calendar Year 2007	Calendar Year 2006
High	Low	High	Low

Fourth Quarter	$0.075	$0.035	$0.15	$0.03
Third Quarter	$0.065	$0.035	$0.09	$0.03
Second Quarter	$0.05	$0.035	$0.14	$0.06
First Quarter	$0.65	$0.02	$0.22	$0.08

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 31, 2008, the closing bid price of the common stock was $0.035.

As of March 31, 2008, there were approximately 70 record holders of the Company’s common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)-(b)
Equity compensation plans approved by security holders (1)			0

Equity compensation plans not approved by security holders	4,229,688.08		-
Total	4,229,688	$0.08	-

(1)	Consists of shares reserved for issuance under the 2005 Long Term Performance Plan pursuant to which 8,000,000 shares were initially reserved. All related options expired in May 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition as of December 31, 2007, and the Company’s results of operations for the years in the two-year period ended December 31, 2007 and 2006, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Globetech Environmental, Inc. (“Globetech” or the “Company”) is engaged in the medical/infectious and hazardous waste treatment business, including the marketing of proprietary waste treatment technology.

Recent Developments

The Company’s operations in the medical waste treatment market evolved substantially during 2006 and 2007.

In early 2006, the Company terminated its acquisition of the Beiseker waste treatment facility in Alberta, Canada due to non-performance of the seller in that transaction, including the failure of the sellers to deliver ownership of rights to the Logmed medical waste treatment technology. As a result, the Company returned to the sellers control of the Beiseker facility and ceased operation of that facility. All amounts invested in connection with the Beiseker facility transaction were written off as a loss on investment during 2005.

Following termination of the Beiseker acquisition, in March 2006, the Company entered into a purchase and sale agreement (the “Goldner Purchase and Sale Agreement”) pursuant to which it acquired certain intellectual property, tangible assets and shares of a German company, Logmed Technologie GmbH from Helmut Goldner and affiliated persons and entities. The technology related to waste disinfection and sterilization units called Logmed. Following the closing of the acquisition of the Logmed technology, the Company commenced operations in the medical/infectious and hazardous waste treatment business. In connection with the Logmed acquisition, the Company recorded a loss on investment of $474,821 during 2006 reflecting the excess of the purchase price of the net assets acquired over the market value of the assets.

During 2006, the Company entered into a series of transactions designed to finance operations and payment obligations arising under the Goldner Purchase and Sale Agreement, including (1) borrowing an aggregate of $102,487 from various related parties, (2) borrowing Cdn 200,000 from a third party to pay a $150,000 downpayment in connection with the Logmed acquisition, (3) the sale of $65,000 of convertible debentures, (4) borrowing Euro 100,000 under a line of credit facility, (5) issuing 2,652,188 shares of common stock to pay accrued and unpaid salary and expenses totaling $237,175 owing to officers and directors, and (6) issuing 4,985,740 shares of common stock to pay $498,574 of debt owing to stockholders.

In May 2007, the Company entered into a joint venture agreement with Medivac Limited, an Australian company, pursuant to which the Company and Medivac agreed to form a joint venture company to market the Company’s Logmed machines and Medivac’s MetaMizer machine.

In October 2007, as a result of certain disputes between the Company and the sellers under the Goldner Purchase and Sale Agreement, the sellers under the Goldner Purchase and Sale Agreement provided notice of termination of the Goldner Purchase and Sale Agreement and that agreement was terminated and all rights to the Logmed technology reverted to the sellers. As a result of the termination of the Goldner Purchase and Sale Agreement, the balance owing on the purchase price, approximately $1,325,000(Euro 900,000), was extinguished and the Company wrote down its investment in the Logmed assets resulting in a gain on investment of $44,771 during 2007, reflecting the excess of debt extinguished over the carrying value of the Logmed assets.

Upon termination of the Goldner Purchase and Sale Agreement, the Company began marketing its own proprietary waste treatment technology, referred to as GT Waste Sterilizers, and filed patent applications relating to that technology.

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

During 2007, the Company entered into a series of financing transactions, including (1) three sale/leaseback transactions pursuant to which the Company received $3,750,000 from the sale of units to lease finance companies and agreed to lease back those units for monthly rentals of approximately $78,000, (2) the sale of a total of 4,325,000 shares of common stock and 4,325,000 warrants for an aggregate of $226,000, and (3) the issuance of 5,399,245 shares of common stock to pay $ 323,140 of debt.

During the first quarter of 2008, the Company issued 9,627,829shares of common stock to pay accrued and unpaid salary, consulting fees and expenses totaling $336,974.

Critical Accounting Policies

The following describes the critical accounting policies used in reporting the Company’s financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, reported results of operations would be different should the Company employ an alternative accounting method.

Going Concern. The Company’s financial statements are prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern.” If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying value of assets, the reported amounts of liabilities, the reported revenues and expenses and the balance sheet classifications used.

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

Results of Operations

Revenues. The Company’s revenues totaled $134,677 in 2007 as compared to $379,841 in 2006. The 2007 revenues consist of the deferred gain amortization and net revenues from operation of a Logmed unit at the Halle clinic . The decrease in revenues from 2006 to 2007 was attributable to delays in closing sales contracts in 2007.

Operating Expenses. Cost of goods sold totaled $61,262 in 2007 and $125,965 for 2006. The decrease was attributable to the failure to close sales contracts in 2007.

Operating Expenses. Operating expenses increased 27% to $1,704,070 in 2007 from $1,341,690 in 2006. The increase in operating expenses was attributable to increased general administrative expenses and depreciation expense partially offset by reductions in consulting expenses and stock option expense.

General and administrative expense increased 137.6% from $627,149 in 2006 to $1,490,277 in 2007. The increase in general and administrative expense was attributable to the mid-2006 acquisition and commencement of operations of the Company’s German subsidiary, Logmed Technologie GmbH, including the cost of the German staff and offices.

Consulting expenses totaled $125,222 during 2007 as compared to $343,019 during 2006. The decrease in consulting expenses was largely due to Mr. Sampson’s compensation being classified as salary in 2007.

Stock option expense was $0 in 2007 as compared to $344,825 in 2006. The reduction in stock option expense was attributable to the grants of options in 2006 while no stock options were granted or subject to vesting during 2007.

Depreciation expense was $88,571 in 2007 and $26,697 in 2006. The increase was due to the depreciation on capital leases entered into in 2007.

Other Income (Expense). The Company reported other expense, net of other income, of $198,653 during 2007 as compared to a net expense of $422,626 during 2006. The 2007 expense is comprised of $160,310 in interest, $75,198 of sundry Logmed GmbH expenses net of $36,856 in deferred gains brought into income on the capital lease transactions. The 2006 other expense is largely made up of the $474,821 writedown of the Logmed Technologie GmbH investment, $24,890 of interest expense and net revenue from the Halle operation.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had a cash balance of $1,090,703 at December 31, 2007 and $71,628 at December 31, 2006 and a deficit in working capital of $1,456,330 at December 31, 2007 and $1,452,396 at December 31, 2006.

The Company has been dependent upon financing provided in the form of stockholder loans from its principal officers, directors and stockholders, and from sales/leaseback transactions to support its ongoing operations. The Company expects to continue to be dependent upon financing provided by its principal officers, directors and stockholders and from the sale of securities to, or financing provided by, third parties, including sales/leaseback transactions. Except as noted herein, the Company has no commitments from its principal officers, directors and stockholders or third parties to provide financing.

Cash Flows

The Company generated $278,858 in cash from operations during 2007 as compared to $166,312 used in operations in 2006. The improvement in operating cash flows in 2007 was principally attributable to the sales lease-back transactions ($937,030) and a substantial increase in accounts payable ($1,914,325), partially offset by increases in prepaid expenses ($499,292) and other receivables ($116,861).

Investing activities used $184,048 of cash during 2007 as compared to $287,464 of cash used in investing activities during 2006. The decline in cash used in investing activities was primarily attributable to amounts invested in connection with the Logmed acquisition in 2006 ($242,800).

Financing activities provided $638,964 of cash to the Company during 2007 as compared to $525,921 provided in 2006. Cash provided by financing activities for 2007 was attributable to sales lease-back transactions ($875,000), issuance of a convertible debenture ($100,000) and private placements ($226,000), partially offset by payments made under the Goldner Purchase and Sale Agreement ($562,523). Cash provided by financing activities during 2006 reflected proceeds from various loans ($378,129), sale of convertible debentures ($65,000), stock option exercises ($29,625) and private placements of stock ($53,167).

Non-Cash Financing Activities

During 2006, the Company settled $789,749 of debt through the issuance 8,775,428 shares of common stock during 2006.

During 2007 the Company converted $323,141 of promissory notes and related party notes to 5,399,245 common shares.

Long-Term Debt

Long-term debt at December 31, 2007 totaled $3,815,997 as compared to $971,200 of long-term debt at December 31, 2006. Long-term debt at December 31, 2007 consisted entirely of capital lease obligations and related deferred revenue and deferred gain arising from three sale/leaseback transactions. Long-term debt at December 31, 2006 consisted entirely of amounts owing under the Goldner Purchase and Sale Agreement, which agreement was terminated during 2007 resulting in the extinguishment of amounts owing under that agreement.

Contractual Obligations

At December 31, 2007, we were obligated under three sale/leaseback transactions classified as capital leases. Those capital leases were our only contractual obligations at December 31, 2007 with determinable future payments.

The following table details our contractual obligations at December 31, 2007:

	Payments due by period
	Total	2008	2009-2010	2011-2012	Thereafter
Capital lease obligations	7,913,290	914,000	1,886,400	1,886,400	3,226,490

Financial Commitments and Requirements

The Company’s principal financial commitments and requirements relate to funding operational deficits, overhead and operational payments relating to the sales lease-back financing transactions.

At December 31, 2007, the Company had limited resources available to fund it operational deficits and other financial obligations and was dependent upon the receipt of additional financing to support its operations.

Financing Transactions

During 2007, the Company undertook a number of financing transactions to support its operations. The principal financing transactions during 2007 were as follows:

In February 2007, the Company received $150,000 pursuant to a private placement and issued 2,500,000 shares and 2,500,000 two year warrants to purchase shares at $.12.

In March 2007, the Company received $11,000 pursuant to a private placement and issued 275,000 shares and 275,000 two year warrants to purchase shares at $.08.

In March 2007, the Company received $20,000 pursuant to a private placement and issued 500,000 shares and 500,000 two year warrants to purchase shares at $.08.

In April 2007, the Company received $15,000 pursuant to a private placement and issued 300,000 shares and 300,000 two year warrants to purchase shares at $.10.

In May 2007, the Company entered into a sale/leaseback transaction pursuant to which the Company sold two operating Logmed machines and the rights with respect to a third Logmed machine that was to be put in service during 2007 for $1,500,000. Pursuant to the sale/leaseback transaction, the Company agreed to lease each of the Logmed machines for monthly lease payments of $12,000 per machine for a period of 84 months.

In August, 2007, the Company entered into a Master Equipment Lease Agreement with MedRock LLC pursuant to which the Company sold to MedRock, for $1,375,000, two Logmed II 500 machines that are currently being manufactured and expected to placed in service by December 1, 2007 and agreed to lease those machines with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the

Company agreed to lease both of the Logmed machines for lease payments of $13,000 per machine per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) December 1, 2007.

In November , 2007, Globetech Environmental, Inc. (the "Company") entered into a Master Equipment Lease Agreement with Tech-Rock LLC and BBR, Inc pursuant to which the Company sold for $875,000, one Globetech GT500 machine that is expected to be placed in service by March 2008 and agreed to lease that machine with the intent of sub-leasing the machines to third-party end users. Pursuant to the Master Equipment Lease Agreement, the Company agreed to lease the machine for lease payments of $14,600 per month for a period of 120 months commencing on the earlier of (i) installation of each machine at the site of a third-party end user or (ii) March 1, 2008.

In November 2007, the Company raised $100,000 through the issuance of an 8.5% one year convertible debenture and 1,000,000 two year warrants to purchase shares at $0.10. Interest on the debenture is payable quarterly and the debenture is convertible at the greater of $0.05 per share or market.

Logmed Technologie Acquisition and Termination.

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel (“Frenzel”), Helmut Göldner (“Göldner”), Göldner Umwelt & Hygienetechnik GmbH (“GUH”), and Logmed Technologie GmbH (“Logmed Technologie”) pursuant to which the Company agreed to purchase:

•	for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Göldner, 100% of the stock of Logmed Technologie;

•

for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Göldner, an operating Logmed hospital waste treatment machine (a “Logmed”) and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany; and

•	for a purchase price of 660,000 Euro (approximately $790,000), from Göldner, a portfolio of patents constituting the underlying Logmed technology.

The agreement also provided that the Company would pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed Technologie and assignment to Logmed Technologie of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $2,025,000), were payable in instalments with the final instalment due December 31, 2008.

After renegotiation of certain payment terms and certain disputes among the parties, effective October 31, 2007, Helmut Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Goldner’s termination of the agreement was triggered by the Company withholding the 100,000 Euro payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (900,000 Euro) in remaining payments to Goldner are eliminated and the Company will retain ownership and continue to operate Logmed Technologie GmbH as its European subsidiary and base of operations.

Issuance of Shares in Settlement of Debt

In April 2006, the Company adopted the Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan pursuant to which 5,000,000 shares were reserved for issuance as payment for services to the Company. Also in April 2006, the Company issued an aggregate of 3,789,688 shares of common stock under the 2006 Plan in settlement of $303,175 of salary, fees and expenses owed, including 2,964,688 shares issued to the Company’s principal officers in settlement of $237,175 of accrued but unpaid salary, fees and expenses. An additional 4,984,740 shares were issued in April 2006, outside of the 2006 Plan, to settle $498,474 of debt to various stockholders.

In 2007, $274,069 of notes payable (including $82,124 owed to affiliates of the Company) were converted into an aggregate of 4,567,815 shares of common stock (representing an effective conversion price of $0.06 per share) plus two year warrants to purchase 4,567,815 shares of common stock at $0.12 per share.

Subsequent to December 31, 2007, $336,974 of accrued and unpaid salary, expenses and consulting fees (including $245,258 owed to officers of the Company) was converted into an aggregate of 9,627,828 shares of common stock at $0.035 per share.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements, together with the independent accountants report thereon, are included herewith immediately following the signature page of this report

ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to recurring late filings of the Company’s Exchange Act reports.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management of the company assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. Management’s assessment identified the following material weakness in the company’s internal control over financial reporting:

•

we continue to lack adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting functions, as our chief financial officer serves as our only internal accounting and financial reporting personnel and, as such, performs all internal accounting and financial reporting functions, including posting all cash receipts and disbursements and journal entries

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on those criteria.

We have no current plans, however, to add accounting or financial reporting personnel and, accordingly, expect to continue to lack segregation of accounting, financial reporting and oversight functions. As operations increase in scope, we intend to evaluate hiring additional in-house accounting personnel so as to provide for appropriate segregation of duties within the accounting function.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE SECURITIES EXCHANGE ACT

Executive Officers and Directors

The Company’s executive officers and directors, and their ages and positions as of April 1, 2008 are as follows:

Name	Age	Position

Donald Sampson	57	CEO/President and Director
Theodor Hennig	52	Chief Financial Officer and Director
Donald Getty	74	Chairman and Director
Hans-Eberhardt Frenzel	61	Director

There are no family relationships among any of the directors or officers of the Company.

Donald Sampson has served as President of the Company since March 1, 2005 and as a director of the Company since February 2005. From 1999 until his appointment as President of the Company, Mr. Sampson was President of Process Engineers & Equipment Corporation of Spokane, Washington. Previously, Mr. Sampson served as Vice President – International Business Development and Engineering for Stericycle, Inc., the largest international medical waste treatment operator, from February 2000 until February 2005. From 1992 until its sale to Stericycle in 2000, Mr. Sampson served as a partner of Medical Resource Recycling Systems, a medical waste treatment company. Mr. Sampson holds a degree in engineering from the University of Michigan and is a senior member of the Instrument Society of America and the Plastics Society of America.

Theodor Hennig has served as Chief Financial Officer and a director of the Company since September 2005. Prior to his appointment by the Company, from May 2004 to September 2005, Mr. Hennig served as Chief Financial Officer of Alpine Environmental Inc, an environmental consulting and service company. Mr. Hennig was President of Theodor Hennig Professional Corporation in 2002 and 2003 and provided tax and consulting advice to a variety of private and public companies. Mr. Hennig holds an Honours Economics degree from the University of Waterloo and obtained his Chartered Accountant designation in Alberta in 1984. Mr. Hennig obtained his C.P.A. designation in March of 2008.

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

Hans-Eberhardt Frenzel has served as a director of the Company since April 2006. Mr. Frenzel served as a principal and managing director of Logmed Technologie GmbH from March 2004 until the Company’s acquisition of Logmed Technologie in March 2006 and continues to provide services to Logmed Technologie as a consultant on an as needed basis. Prior to joining Logmed Technologie, Mr. Frenzel served in various management capacities for Lufthansa Airlines for more than 15 years.

Term of Office

The directors named above will serve until the next annual meeting of the Company's stockholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Committees of the Board

The Company presently maintains a standing audit committee and compensation committee. Committee assignments are re-evaluated annually and approved by the Board of Directors.

Audit Committee. The Audit Committee operates pursuant to a written charter that was adopted and is filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed with the SEC on July 12, 2005. Under its charter, the Audit Committee is given the sole authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by our independent auditors.

Donald Getty (Chairman), Don Sampson and Theodor Hennig are the members, and during 2007 were the members, of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is qualified to serve on the Audit Committee based on their financial and accounting acumen. The Board of Directors has determined that none of the members of the Audit Committee meets the SEC criteria of an “audit committee financial expert” and that only Mr. Getty satisfies the independence standards for audit committee members (applying the standards adopted by Nasdaq). At such time as the Board of Directors determines that the size and scope of the Company’s operations and its available financial resources warrant such, the Company expects to seek to add independent directors for appointment to the Audit Committee, including one or more directors satisfying the criteria of an “audit committee financial expert.”

Compensation Committee. The Compensation Committee is responsible for reviewing and approving, on behalf of the Board of Directors, the amounts and types of compensation to be paid to the Company’s executive officers and the non-employee directors; provides oversight and guidance in the development of compensation and benefit plans for all Company employees; and administers all Company stock-based compensation plans.

Donald Getty (Chairman) and Donald Sampson are the members, and during 2007 were the members, of the Compensation Committee. The Board of Directors has determined that only Mr. Getty satisfies the independence standards established by Nasdaq.

Board Meetings

During 2007, the Board of Directors held 5 formal meetings, the Audit Committee held 1 meeting and the Compensation Committee held 1 meeting. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus (ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

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

Code of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of its officers, directors and employees. The Company requires all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that the Company’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements its general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and is available for review at the SEC's web site at www.sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2007. To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2007. In making these disclosures, we have relied solely on written statements of our directors, executive officers and stockholders and copies of the reports that they filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table includes information concerning compensation for our CEO and our CFO, being our only executive officers and employees during the year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Sampson, CEO (2)	2007 2006	180,000 120,000	— —	— —	— 112,441	— —	— —	— —	180,000 232,441
Theodor Hennig, CFO (3)	2007 2006	120,000 100,000	— —	— —	— 112,441	— —	— —	— —	120,000 212,441

(1)	Refer to Note 10, “Stock Options and Awards,” in the Notes to Financial Statements for the relevant assumptions used to determine the valuation of our option awards.
(2)

Salary to Mr. Sampson was accrued and unpaid during both 2007 and 2006. $146,603 of salary accrued and owing at December 31, 2006 was paid through the issuance of 4,188,657 shares of common stock in April 2008.

(3)

Consulting fees and expenses to Mr. Hennig was accrued and unpaid during both 2007 and 2006. $98,655 of fees and expenses accrued and owing at December 31, 2006 was paid through the issuance of 2,818,714 shares of common stock in April 2008.

Base Salary

Compensation of the Company’s CEO and CFO is set by employment agreements at such level as the compensation committee believes will motivate leadership and accomplishment and compensate such officers for their efforts and risks taken on in managing an early stage company. The salaries of Mr. Sampson, as CEO, and Mr. Hennig, as CFO, were contractually fixed at $180,000 and $120,000Cdn, respectively, during 2007. Because of the absence of sufficient funding to support salary payments, the stated salaries/consulting fees of Mr. Sampson and Mr. Hennig were accrued during 2006 and 2007 and the outstanding 2006 balances were settled through the issuance of common stock during the first quarter of 2008, with Mr. Sampson receiving 4,188,657 shares of common stock in settlement of $$146,603 of salary and Mr. Hennig receiving 2,818,714 shares of common stock in settlement of $ $98,655 of salary.

Bonus

The Company does not presently maintain any formal bonus plan for executive officers and employees and no bonuses were given during 2007. The compensation committee may, at its discretion, elect to adopt a formal bonus plan to reward shorter-term performance based on the satisfaction of specific financial and other goals to be established by the compensation committee from time to time. Mr. Sampson and Mr. Hennigs’ contracts call for bonuses in the event that certain EBITDA thresholds are achieved.

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

Option Awards Granted. The Company grants options to executive officers and key employees at the time of hiring and, thereafter, at such times as the compensation committee deems appropriate based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain long-term goals. However, there is no set formula for the granting of options to individual executives or employees. During 2007, the Company granted no stock options.

Timing of Grants. Stock option awards to the executive officers and other key employees have, historically, been limited to the commencement of employment and annually thereafter at such time as the compensation committee deems appropriate. The compensation committee has adopted as a policy a specific prohibition of timing stock option grants, and has made no stock option grants, to coordinate with the release of material non-public information in any manner designed to affect the value of executive compensation. The exercise price of all stock options is set at or above the prior day’s closing price of the common stock.

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

Outstanding Equity Award at Fiscal Year-End

The following table includes certain information with respect to the number of all unexercised options previously awarded to the named executive officers at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Don Sampson, CEO	1,350,000	—	—	0.08	04/02/2011	—	—	—	—
Theodor Hennig, CFO	1,350,000	—	—	0.08	04/02/2011	—	—	—	—

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

Director Compensation

The Company currently does not pay any compensation to its directors other than reimbursing costs related to performing their duties. Directors are granted stock options pursuant to the Company’s stock option plan. In connection with the adoption of the Company’s 2005 Long Term Performance Plan, during 2005, each of the non-employee directors was granted, on a one-time basis, stock options to purchase 1,000,000 shares of common stock at $0.50. All of those options expired in May 2007.

Employment Contracts and Change of Control Agreements

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2007 for a period ending February 28, 2009, pursuant to which Mr. Sampson is employed as the Company’s President and Chief Executive Officer. Under his employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly. The employment agreement provides that Mr. Sampson may earn up to one year’s salary if terminated without cause.

The Company entered into a consulting agreement with Theodor Hennig’s professional corporation pursuant to which Mr. Hennig serves as the Company’s Chief Financial Officer. The consulting agreement was effective September 27, 2005 and runs through September 27, 2007. The consulting agreement was extended, effective October 1, 2007, for an additional term of fifteen months. Under the consulting agreement, Mr. Hennig is entitled to a monthly fee of CDN 10,000 plus expenses and an annual bonus equal to 2% of EBITDA.

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

As of April 15, 2008, 68,785,437shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
▪	each of the Company’s directors;
▪	each of the Company’s named executive officers; and
▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares	Shares Underlying Options, Warrants and Other Convertible Securities (2)	Total (2)	Percent of Class (2)

Donald Sampson (3)	10,218,157	1,350,000	11,568,157	12.5%
Theodor Hennig (4)	5,302,148	2,718,746	8,020,894	8.7%
Donald Getty (5)	1,045,312	679,688	1,725,000	1.9%
Hans-Eberhardt Frenzel	498,630	250,000	748,630	*
All executive officers and directors as a group (4 persons)	17,064,247	4,998,434	22,062,681	23.8%

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

(3)	Address is 7716 W. Rutter Pkwy, Seattle, Washington. Includes 39,500 shares held by members of Mr. Sampson’s family.

(4)	Shares and warrants indicated as owned by Mr. Hennig includes 1,368,746 shares and 1,368,746 warrants held my Mr. Hennig’s spouse.

(5)	Shares indicated as owned by Mr. Getty are held of record by Sunnybank Investments Ltd.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

The Company has, from time to time, entered into transactions with various entities controlled by the Company's current or former principal stockholders, officers and directors.

As a result of limited resources available to the Company, during 2006 and 2007, substantially all of the salary and expenses payable to the Company’s senior management (Messrs. Sampson and Hennig) was accrued and settled through the issuance of shares of common stock. The following table sets forth the salary and expenses settled in stock during 2006 and 2007, the number of shares issued in settlement of accrued salary and expenses during 2006 and 2007 and the accrued and unpaid salary outstanding at the end of 2006 and 2007.

		Salary and Expenses Settled in Stock During Year (1)	Shares Issued to Settle Salary and Expenses During Year	Salary Accrued and Unpaid at December 31
Don Sampson	2007	$ 0	$ 0	$ 276,737
	2006	160,000	2,000,000	146,603
Theo Hennig	2007	0	0	141,972
	2006	77,175	964,688	98,655

(1)

Salary and expenses settled in stock during the year reflects amounts actually settled during the applicable period and does not necessarily reflect salary actually accrued during the stated period. For instance, salary settled during 2006 relates principally to salary accrued during 2005.

Subsequent to December 31, 2007, the accrued salary and expenses owed to Messrs. Sampson and Hennig were settled through the issuance of 4,188,657 and 2,818,714shares, respectively.

Shares issued in settlement of accrued salary and expenses are issued at or above the market price on the date of issuance.

Amounts owed to stockholders totaled $100,397 at December 31, 2007 and $107,481 at December 31, 2006. All such amounts were repayable on demand with no specific repayment terms. In April 2006, substantially all amounts owed to stockholders, including accrued but unpaid salary and expenses, totaling $735,649 were converted into an aggregate of 7,949,428 shares of common stock. The conversion price of such debt was at or above the market price of the stock on the dates of conversion.

(This Space Intentionally Left Blank)

ITEM 13.     EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Agreement, dated as of March 17, 2006, between Globetech Environmental, Inc., Hans-Eberhardt Frenzel, Helmut Göldner, Göldner Umwelt & Hygienetechnik GmbH, and Logmed Technologie GmbH (incorporated by reference to the respective exhibits filed with the Registrants Current Report on Form 8-K, dated March 17, 2006 and filed with the SEC on April 3, 2006)

3.1	Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 20, 1999)
3.2	Amended Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form 10-SB filed October 20, 1999)
3.3	Bylaws (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 20, 1999)
10.1	Canglobe International, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to the respective exhibits filed with Registrant’s Definitive Proxy Statement on Schedule 14A filed July 11, 2005)
10.2

Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan (incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K, dated April 1, 2006 and filed with the SEC on April 6, 2006)

10.3

Form of Two Year Warrant issued February 27, 2007 (incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K, dated February 27, 2007 and filed with the SEC on March 5, 2007)

10.4

Employment Agreement between Globetech Environmental, Inc. and Donald Sampson (incorporated by reference to the respective exhibits filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.5

Joint Venture Agreement between Globetech Environmental, Inc. and MediVac Limited (incorporated by reference to the respective exhibits filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.6

Master Equipment Lease Agreement between Tech-Rock LLC and Globetech Environmental (incorporated by reference to the respective exhibits filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.7

Consulting Agreement between Globetech Environmental, Inc. and Theodor Hennig (incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K filed December 19, 2007)

10.8

Manufacturing and License Agreement, dated November 11, 2007, between Globetech Environmental, Inc. and MediVac Limited (incorporated by reference to the respective exhibits filed with Registrant’s Current Report on Form 8-K filed December 9, 2007)

10.9	Form of 8.5% Convertible Debenture, dated November 2007 (incorporated by reference to the respective exhibits filed with Registrant’s Current Report on Form 8-K filed December 9, 2007)
10.10	Form of 2 year $0.08 Warrant, dated December 2007 (incorporated by reference to the respective exhibits filed with Registrant’s Current Report on Form 8-K filed December 9, 2007)
10.11	Form of Settlement Agreement (incorporated by reference to the respective exhibits filed with Registrant’s Current Report on Form 8-K filed April 4, 2008)
14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to the respective exhibits filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005)
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006)
31.1*	Section 302 Certification – CEO
31.2*	Section 302 Certification – CFO
32.1*	Section 906 Certification – CEO
32.2*	Section 906 Certification – CFO

*	Filed herewith

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following is a summary of the fees billed to us by Child Van Wagoner & Bradshaw PLLC and Robison, Hill & Company for professional services rendered for the years ended December 31, 2007 and 2006:

	Fiscal 2006	Fiscal 2007
Audit fees	$ 37,000	$ 20,000
Audit related fees	--	0
Tax fees	193	0
All other fees	--	0
Total	$ 37,193	$ 20,000

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

GLOBETECH ENVIRONMENTAL, INC.

By: /s/ Donald Sampson

Date: April 30, 2008	Donald Sampson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Sampson	President and Director	April 30, 2008
Donald Sampson	(Principal Executive Officer)

/s/Theodor Hennig_________	Chief Financial Officer and Director	April 30, 2008
Theodor Hennig	(Principal Financial and Accounting
Officer)

/s/Donald Getty	Director	April 30, 2008

Donald Getty

/s/Hans-Eberhart Frenzel	Director	April 30, 2008

Hans-Eberhardt Frenzel

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets

December 31, 2007 and 2006	F - 3

Consolidated Statements of Operations for the years ended

December 31, 2007 and 2006	F - 4

Consolidated Statement of Stockholders' Deficit

for the years ended December 31, 2007 and 2006	F - 5

Consolidated Statements of Cash Flows for the years ended

December 31, 2007 and 2006	F - 7

Notes to the Consolidated Financial Statements	F - 8

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone: (801) 281-4700

1284 West Flint Meadow Drive, Suite “D”

Kaysville, Utah 84037-9590

Telephone: (801) 927-1337

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Globetech Environmental, Inc.

We have audited the accompanying consolidated balance sheets of Globetech Environmental, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globetech Environmental, Inc. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 21 , 2008

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$ 1,090,703	$ 71,628
Prepaid expenses	510,838	11,546
Receivables	36,971	10,316
Inventory	226,323	-
Other	166,117	49,256
Total Current Assets	2,030,952	142,746

Fixed Assets, net	3,077,723	113,129
Intangible Assets	2,787	1,286,840
	3,080,510	1,399,969

Total Assets	5,111,462	1,542,715

Liabilities and Stockholders’ Deficit
Liabilities
Bank line of credit	126,028	134,035
Accounts payable and accrued liabilities	1,998,148	257,273
Accrued expenses due officers	418,709	245,258
Notes payable	--	244,095
Capital lease obligation-current	744,000	--
Convertible debentures	100,000	--
Due to stockholders	100,397	107,481
Due to Goldner - current	--	607,000
Total Current Liabilities	3,487,282	1,595,142

Due to Goldner	--	971,200
Deferred revenue	875,000	--
Deferred gain	894,420	--
Capital leases	2,046,577	--

Total Liabilities	7,303,279	2,566,342

Stockholders' Deficit
Common Stock, Par value $.001, Authorized
100,000,000 shares, Issued 68,785,437 at
December 31, 2007 and 59,061,192 at
December 31, 2006	68,786	59,061
Paid-In Capital	4,178,490	3,639,074
Retained Deficit	(2,102,740)	(273,432)
Deficit Accumulated During the
Development Stage	(4,472,953)	(4,472,953)
Other comprehensive income	136,600	24,623
Total Stockholders' Deficit	(2,191,817)	(1,023,627)

Total Liabilities and Stockholders' Deficit	$ 5,111,462	$ 1,542,715

The accompanying notes are an integral part of these consolidated financial statements.

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006
Revenues: Sales	$ 134,677	$ 379,841

Cost of sales	(61,262)	(125,965)
Gross profit	73,415	253,876

Expenses
Consulting	125,222	343,019
Stock Option Benefit	-	344,825
General and Administrative	1,490,277	627,149
Depreciation and amortization	88,571	26,697
Total Expenses	1,704,070	1,341,690
Other Income (Expense)
Interest Expense	(235,508)	(41,002)
Other Income	36,855	93,197
Write-Down of Assets	-	(474,821)

Total Other Income (Expense)	(198,653)	(422,626)

Net Loss	(1,829,308)	(1,510,440)
Foreign Currency Adjustment	111,977	24,623

Comprehensive Loss	$ (1,717,331)	$ (1,485,817)

Earnings per Share, Basic & Diluted
Loss Per Share	$ (0.03)	$ (0.03)

Weighted Average Shares Outstanding	66,171,404	54,416,336

The accompanying notes are an integral part of these consolidated financial statements.

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

DECEMBER 31, 2005 TO DECEMBER 31, 2007

	Shares		Par Value	Paid-In Capital	Retained Deficit	Accumulated Deficit	Other Comprehensive Income

Balance at December 31, 2005	48,073,030		$ 48,073	$ 2,374,342	$ (273,432)	$ (2,962,512)	$ -
April 9, 2006, Stock Issued ECSP- Debt	3,789,688		3,790	287,385
May 9, 2006 Beneficial Conversion	4,985,740		4,986	493,588
June 24, 2006, Stock Option Exercise	370,312		370	29,245
June 30, 2006, Stock options issued	-	-	-	344,825
October 17, 2006, Debenture Conversion	1,128,137		1,128	66,560
Funds received for private placement	714,285		714	49,286
Share issue costs	-		-	(6,157)
Other Comprehensive Income							24,623
Net Loss						(1,510,441)
Balance at December 31, 2006	59,061,192		59,061	3,639,074	(273,432)	(4,472,953)	24,623
February 27, 2007 Stock Issued for Debt	4,567,815		4,568	269,501
February 27, 2007 Private Placement	2,500,000		2,500	147,500
March 28, 2007 Private Placement	275,000		275	10,725
April 19, 2007 Private Placement	800,000		800	34,200
April 19, 2007 Stock Issued for Debt	150,000		150	14,850
June 18, 2007 Stock Issued for Debt	182,800		183	8,957
September 6, 2007 Stock Issued for Debt	498,630		499	24,433
December 14, 2007 Private Placement	750,000		750	29,250
Other Comprehensive Income							111,977
Net Loss					(1,829,308)
Balance at December 31, 2007	68,785,437		$ 68,786	$ 4,178,490	$(2,102,740)	$ (4,472,953)	$ 136,600

[

The accompanying notes are an integral part of these consolidated financial statements.

GLOBETECH ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (1,829,308)	$ (1,510,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	91,667	26,697
Common Stock Issued for Services	49,072	182,724
Stock based compensation	29,974	344,825
Write-Down of Assets	-	474,821
Gain on Goldner loan writeoff	(44,771)	-
Deferred gain	937,030	-
	(766,336)	(481,373)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Receivable	(26,655)	(10,316)
Prepaid Expenses	(499,292)	(11,546)
Other Receivable	(116,861)	(49,256)
Accrued Interest	-	16,473
Inventory	(226,323)	-
Increase (Decrease) in Accounts Payable	1,914,325	369,706
Net cash provided by (used in) operating activities	278,858	(166,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Logmed Investment	-	(242,800)
Fixed Asset additions	(184,048)	(45,156)
Cash acquired in acquisition	-	492
Net cash used in Investing Activities	(184,048)	(287,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder advances	(7,084)	-
Related Party Loan	-	72,862
Stock Option Exercise	-	29,625
Sale of Promissory Note	-	171,232
Goldner payment	(562,522)	-
Deferred revenue	875,000	-
Capital lease obligations	(84,423)	-
Term Loan	(8,007)	134,035
Proceeds from private placements	226,000	53,167
Medivac Loan	100,000	-
Convertible debenture shares	100,000	65,000
Net cash provided by financing activities	638,964	525,921

Effect of exchange on cash	285,301	(1,736)

Net (Decrease) Increase in
Cash and Cash Equivalents	1,019,075	70,409
Cash and Cash Equivalents at Beginning of Period	71,628	1,219
Cash and Cash Equivalents at End of Period	$ 1,090,703	$ 71,628
Cash paid during the year for:
Interest	$ 253,508	$ -
Franchise and income taxes	$ -	$ -

Shares issued on debt conversion	$ 323,141	$ 789,749
Debt incurred to acquire tangible assets	$ -	$ 41,276
Debt incurred to acquire intangible assets	$ -	$ 1,286,840
Debt incurred for investment in subsidiary	$ -	$ 250,084

The accompanying notes are an integral part of these consolidated financial statements.

GLOBETECH ENVIRONMENTAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $6,575,693 for the period from April 7, 1997 (inception) to December 31, 2007, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on April 7, 1997. The Company ceased all operating activities during the period from April 7, 1997 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of Renewal from the State of Nevada. From 2000 to 2005, the Company made, and abandoned, a series of acquisitions. On August 12, 2005, the Company changed its name to Globetech Environmental, Inc. and adopted its current business plan marketing medical waste treatment products.

Principles of Consolidation

The consolidated financial statements include the accounts of Globetech Environmental, Inc. (formerly Canglobe International, Inc.), Logmed Technologie GmbH, Beiseker Envirotech, Inc., both wholly owned subsidiaries, and CW Remediation, Ltd., in which the Company has a 50 percent interest, of which Beiseker Envirotech, Inc. and CW Remediation are insolvent and dormant, respectively.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant inter-company accounts and transactions have been eliminated.

Nature of Business

The Company’s principal services and operations are comprised of the marketing, sales and leasing of its proprietary GT Waste Sterilizer medical waste disinfection/sterilization units and the operation of contract medical waste treatment facilities.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At December 31, 2007, there were 10,607,100 warrants and 4,229,688 options outstanding.

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

Stock Based Compensation

Effective December 31, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to 2005, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

Development Stage Entity

Through December 31, 2006 the Company presented its financial statements as a development stage company. Effective January 1, 2007, the Company left the development stage.

NOTE 3 – FIXED ASSETS

Fixed assets consisted largely of a Logmed II machine, GT Waste Sterilizer units under construction and related equipment.

Original Cost	$ 3,166,294
Accumulated Depreciation	($88,571)
Net Book Value	$ 3,077,723

NOTE 4 – INTANGIBLE ASSETS

The intangible assets are comprised of the 26 patents and other intellectual property acquired from Goldner et al, pursuant to the Logmed technology acquisition in March 2006. Most of these costs were written off in 2007 as a result of the termination of the Goldner acquisition agreement.

NOTE 5 - COMMITMENTS

As of December 31, 2007, all North American activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities. The European activities are conducted through the Logmed Technologie GmbH office in Landsberg Germany which space is utilized under a month to month lease at a rate of Euro 2,431 per month (USD $3,233).

The Company entered into an employment agreement with Donald Sampson, effective as of March 1, 2005 for a period ending February 28, 2007, pursuant to which Mr. Sampson is employed as the Company’s President and Chief Executive Officer. Effective March 1, 2007, the Company entered into a new two year employment agreement with Mr. Sampson. Under his new employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly. As of December 31, 2007 and 2006, $149,612 and $20,000 in salary and expenses has been paid and $276,737 and $146,603 has been accrued.

The Company entered into a consulting agreement with Theodor Hennig’s professional corporation, effective as of September 27, 2005 for two years ending September 27, 2007, pursuant to which Mr. Hennig serves as the Company’s Chief Financial Officer. Effective October 1, 2007, the Company entered into a new 15 month consulting agreement with Mr. Hennig’s professional corporation. Under the new consulting agreement, Mr. Hennig is entitled to a monthly fee of CDN$10,000 plus expenses and an annual bonus should certain EBITDA thresholds be met. As of December 31, 2007 and 2006, $97,030 and $16,666 in fees and expenses have been paid and $141,972 and $98,655 have been accrued.

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

NOTE 6 - STOCKHOLDER ADVANCES

Stockholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of December 31, 2007 and 2006, the Company owed $100,397 and $107,481, respectively, relating to these notes. The stockholder advances have no specific repayment terms.

NOTE 7 – LOGMED ACQUISITION

In March 2006, the Company entered into an agreement with Hans-Eberhardt Frenzel (“Frenzel”), Helmut Göldner (“Göldner”), Göldner Umwelt & Hygienetechnik GmbH (“GUH”), and Logmed Technologie GmbH (“Logmed Technologie”) pursuant to which the Company agreed to purchase:

•	for a purchase price of 406,000 Euro (approximately $486,000), from Frenzel and Göldner, 100% of the stock of Logmed Technologie;

•

for a purchase price of 34,000 Euro (approximately $40,000), from Frenzel and Göldner, an operating Logmed hospital waste treatment machine (a “Logmed”) and existing contract rights pursuant to which the Logmed unit is currently operated at the Halle clinic medical facility in Wittenberg, Germany; and

•	for a purchase price of 660,000 Euro (approximately $790,000), from Göldner, a portfolio of patents constituting the underlying Logmed technology.

The agreement also provided that the Company would pay to GUH 400,000 Euro (approximately $478,000) for annulment of an existing license agreement with Logmed Technologie and assignment to Logmed Technologie of the rights of GUH with respect to operating rights at the Halle clinic medical facility.

The aggregate sums payable by the Company under the agreement, 1,500,000 Euro (approximately $1,795,000), were payable in instalments through December 31, 2008.

In addition to the instalments payable under the agreement, the Company agreed to pay to Göldner an ongoing fee with respect to each Logmed unit sold by the Company.

On March 24, 2006, the Company paid the initial installment of 150,000 Euro and the Company completed the acquisition of 100% of the stock of Logmed Technologie GmbH along with the patent portfolio underlying the Logmed unit and the operating Logmed unit and contract relating to operation of the unit.

Effective October 31, 2007, Helmut Goldner unilaterally terminated the Purchase and Sale Agreement pursuant to which the Company had previously acquired the rights to the intellectual property and patents pertaining to Logmed. Goldner’s termination of the agreement was triggered by the Company withholding a 100,000 Euro payment that was due September 30, 2007. The Company withheld this payment in an effort to address the ongoing failure of Mr. Goldner to perform certain obligations under the agreement. The Company attempted to renegotiate the terms of the agreement to reflect the defaults by Mr. Golder but was unable to arrive at a satisfactory resolution. As a result of the termination, all Logmed intellectual property and patents reverted to Mr. Goldner, $1,325,000 (900,000 Euro) in remaining payments to Goldner were eliminated and the Company retained ownership and continued to operate Logmed Technologie GmbH as its European subsidiary and base of operations. As a further result of the termination of the Purchase and Sale Agreement, the Company recognized a gain of $44,771 from the excess of the debt extinguished over the carrying value of the Logmed assets.

NOTE 8 - COMMON STOCK TRANSACTIONS

In April 2006, the Company adopted the Globetech Environmental, Inc. 2006 Consultant and Employee Stock Plan pursuant to which 5,000,000 shares were reserved for issuance as payment for services to the Company.

In April 2006, the Company issued an aggregate of 3,789,688 shares of common stock in settlement of $303,175 of salary, fees and expenses owed, including 2,964,688 shares issued to the Company’s principal officers in settlement of $237,175 of accrued but unpaid salary, fees and expenses.

In April 2006, the Company issued 4,985,740 shares to extinguish $498,574 due to several stockholders of the Company.

In December 2006, the Company received $50,000 pursuant to a private placement and issued 714,285 shares and 714,285 two year warrants to purchase shares at $.14. In accordance with the provisions of EITF 00-19, the issuance of the warrants is considered permanent equity and thus no value has been assigned to the warrants.

Effective January 31, 2007, related party notes and accrued interest thereon, totaling $82,124, were converted into 1,368,746 shares of common stock, representing a conversion price of $.06 per share, plus 1,368,746 two year warrants exercisable at $.12 per share.

Effective January 31, 2007, other demand note and accrued interest thereon, totaling $191,944, were converted into 3,199,069 shares of common stock, representing a conversion price of $.06 per share, plus 3,199,069 two year warrants exercisable at $.12 per share.

In February 2007, the Company issued 2,500,000 shares of common stock, 2,500,000 two year warrants exercisable at $0.12 per share for aggregate consideration of $150,000.

In March 2007, the Company received $11,000 pursuant to a private placement and issued 275,000 shares and 275,000 two year warrants to purchase shares at $.08.

In March 2007, the Company received $20,000 pursuant to a private placement and issued 500,000 shares and 500,000 two year warrants to purchase shares at $.08.

In April 2007, the Company received $15,000 pursuant to a private placement and issued 300,000 shares and 300,000 two year warrants to purchase shares at $.10.

In April, 2007, the Company issued 150,000 shares to extinguish a debt of $15,000 owed to an arms-length party.

In June, 2007, the Company issued 182,800 shares to extinguish a debt of $9,140 owed to an arms-length party.

In September 2007, the Company issued 498,630 shares to extinguish a debt of $24,931.50 owed to a director.

In December 2007, the Company received $30,000 pursuant to a private placement and issued 750,000 shares and 750,000 two year warrants to purchase shares at $.05.

In accordance with EITF 00-19, the issuance of the warrants described above is considered permanent equity and thus no value has been assigned to the warrants.

NOTE 9 - STOCK OPTIONS AND WARRANTS

As of December 31, 2006, the Company has the following share-based compensation plans:

2005 Long-Term Incentive Plan. In 2005, the Company's Board of Directors adopted, and its stockholders approved, the Globetech Environmental, Inc. 2005 Long-Term Incentive Plan (the "Plan"). The terms of the Plan allow for the issuance of up to 8,000,000 shares of the Company's common stock pursuant to the grant of incentive stock options, non-qualified stock options, stock grants and restricted stock grants. Persons eligible to participate in the Plan are key employees, consultants and directors of the Company.

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

During 2006, the Company granted its Officers and Directors options to purchase 4,000,000 shares of its common stock at an exercise price of $0.08 for an exercise period expiring through March 2011. The fair market price per share at the date the options were granted was $0.08. Two company consultants were also granted options to purchase 600,000 shares in aggregate at an exercise price of $.08 under the same terms and conditions. No options were granted under the Plan during 2007.

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods indicated:

For the year ended
December 31, 2006
Expected volatility	161%
Risk free interest rate	4.9%
Expected option life	5 years
Dividend yield	0%
Fair value of options granted	$ 344,825

Stock option activity during the year ended December 31, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,629,688	0.26	-
Options expired May 2007	3,400,000	0.26
Exercisable at December 31, 2007	4,229,688	0.08	3.25	$0

Fair market value at December 31, 2007 was $0.05 per share, resulting in negative intrinsic value for all options.

The following table summarizes information concerning outstanding and exercisable common stock options under the 2005 Plan at December 31, 2007:

Exercise Price	Options	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Currently Exercisable	Weighted Average Exercise Prices
$0.08	4,229,688	3.25	$0.08	4,229,688	$0.08

NOTE 10 – SALE/LEASEBACK TRANSACTIONS

In 2007, the Company entered into three sale/leaseback transactions as a method to finance the leasing of 6 medical waste processing machines. The agreements required the purchasers to pay cash on closing for the full purchase price of the machines. Total proceeds received in 2007 was $3,750,000. The Purchasers then leased the machines back to the Company for periods of 7-10 years for monthly payments that total $78,000 in aggregate. The Company then must sublease the machines to end users at rates sufficient to make its lease payments and generate a profit. At time of writing, none of the 6 units had been subleased although two units are in final stage of construction and should be operating shortly. It is imperative for the Company to place the remaining 4 machines as soon as possible in order to be able to meet its lease payments due pursuant to the sale/leaseback transactions.

NOTE 11 - SUBSEQUENT EVENTS

On April 3, 2008, Globetech Environmental, Inc. (the “Company”) entered into agreements with certain officers and consultants to issue an aggregate of 9,627,829 shares of common stock in payment of accrued but unpaid salary, consulting fees and expenses, accrued through December 31, 2006, totaling $336,974, representing a price of $0.035 per share:

Name and Position	Shares Issued	Salary, Fees and Expenses Settled
Officers:
Donald Sampson, President and Director	4,188,657	$ 46,603
Theodor Henning, CFO and Director	2,818,714	98,655

Other Consultants	2,620,457	91,716