Form 10-Q
period 2008-03-31
Globetech Environmental, Inc.
filed 2008-07-21
CIK 1096295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 0-27737

GLOBETECH ENVIRONMENTAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1758825
(State or other jurisdiction of incorporaiton or organization)	(IRS Employer Indentification No.)

#700-300 South Fourth Street, Las Vega, Nevada 89101
(Address of principal executive offices)(Zip Code)

(403) 261-2929
(Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.Yes [  ]    No  [X]

As of June 6, 2008, we had 78,413,265 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)Yes [   ]No [X]

GLOBETECH ENVIRONMENTAL, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION                                                                                                                          Page No.         3

Item 1. Financial Statements (Unaudited)

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007                                                               3

Statements of Operations and comprehensive loss for the three months ended
March 31, 2008 and 2007 (Unaudited)                                                                                                                             4

Statements of Cash Flows for the three months ended
March 31, 2008 and 2007 (Unaudited)                                                                                                                             5

Notes to Unaudited Financial Statements                                                                                                                      6

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                                                             9

Item 4T. Controls and Procedures                                                                                                                                                   11

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Securities and Use of Proceeds                                                                                                 12

Item 6.   Exhibits                                                                                                                                                                                 12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBETECH ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets:	(Unaudited)
Cash and cash equivalents	$ 1,434,633	$ 1,090,703
Accounts Receivable	250,627	36,971
Prepaid expenses	533,089	510,838
Inventory	985,655	226,323
Other	266,180	166,117
Total Current Assets	3,470,184	2,030,952

Tangible assets, net	3,059,765	3,077,723

Intangible property - patents, licenses	2,953	2,787

Total Assets	$ 6,532,902	$ 5,111,462

Liabilities and Stockholders’ Deficit
Liabilities:
Bank line of credit	328,108	126,028
Accounts payable and accrued liabilities	2,675,663	2,416,857
Customer advances	528,837	-
Capital leases payable	919,200	744,000
Convertible debentures	100,000	100,000
Due to stockholders	100,397	100,397
Total Current Liabilities	4,652,205	3,487,282

Deferred revenue	-	875,000
Deferred gain	863,901	894,420
Capital leases	3,551,122	2,046,577

Total Liabilities	9,067,228	7,303,279

Stockholders' Deficit:
Commo Stock, par value $.001, authorized 100,000,000 shares, issued 68,785,437 and 68,785,437 at March 31, 2008 and at December 31, 2007 respectively	68,786	68,786
Paid-in capital	4,178,490	4,178,490
Retained deficit	(2,529,269)	(2,102,740)
Deficit accumulated during the development stage	(4,472,953)	(4,472,953)
Other comprehensive income	220,620	136,600
Total Stockholders' Deficit	(2,534,326)	(2,191,817)

Total Liabilities and Stockholders' Deficit	$ 6,532,902	$ 5,111,462

The accompanying notes are an integral part of these financial statements.

GLOBETECH ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenues	$ 35,620	$ 3,960
Costs of sales	3,305	-

Gross profit	32,315	3,960

Expenses:
Stock option benefit	-	-
Consulting	31,623	28,302
Depreciation & amortization	861	-
General and administrative	262,305	230,585
Total expenses	294,789	258,887

Operating Loss	(262,474)	(254,927)

Other Income (Expense):
Other expense	(170,391)	(16,669)
Other income	6,336	13,424
Total Other Income (Expense)	(164,055)	(3,245)

Net Loss	(426,529)	(258,172)

Foreign Currency Adjustment	84,020	(161,354)

Comprehensive Loss	$ (342,509)	$ (419,526)

Loss per Share, Basic & Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding	68,785,437	61,664,946

The accompanying notes are an integral part of these financial statements

GLOBETECH ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(426,529)	$(258,172)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	861	6,290
Common stock issued for services	-	29,974
Deferred Gain	(30,519)	-
Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	258,806	174,387
(Increase) decrease in inventory	(759,332)	(28,412)
(Increase) decrease in prepaids	(22,251)	6,546
(Increase) decrease in accounts receivable	(213,656)	42,226
Increase (decrease) customer advances	528,837	-
Other receivable	(100,063)	-
Net cash used in operating activities	(763,846)	(27,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patents / licenses/assets	-	(1,222)
Net Cash Used in Investing Activities	-	(1,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to Goldner	-	(282,623)
Proceeds from stockholder loans	-	41,305
Term loans	202,080	75,339
Proceeds from private placements	-	181,000
Capital lease obligation	821,676	-
Net Cash Provided by Financing Activities	1,023,756	15,021

Effect of Exchange rate on cash	84,020	(5,960)

Net (Decrease) Increase in Cash	343,930	(19,322)
Cash at Beginning of Period	1,090,703	71,628

Cash at End of Period	$1,434,633	$52,306

SUPPLEMENTAL INFORMATION
Cash paid for Interest	$114,959	$16,669
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBETECH ENVIRONMENTAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
THE QUARTERS ENDED MARCH 31, 2008 AND 2007

NOTE 1 – INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements of Globetech Environmental, Inc. (the “Company”) are prepared pursuant to the requirements for reporting on Form 10-Q.  These financial statements have not been audited by our independent registered public accounting firm.  The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2008.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has incurred net losses of approximately $7,002,222 for the period from April 7, 1997 (inception) to March 31, 2008, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation.

NOTE 4 – COMMITMENTS

As of March 31, 2008, the Company maintained no formal offices in North America, but conducted its operations in space provided free of charge by the Company’s principal officers. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities. European operations are conducted from offices in Landsberg, Germany that are used pursuant to the terms of a month to month lease arrangement.

GLOBETECH ENVIRONMENTAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
THE QUARTERS ENDED MARCH 31, 2008 AND 2007

NOTE 4 – COMMITMENTS (continued)

Effective March 1, 2007, the Company entered into a two year employment agreement with Mr. Sampson.  Under this employment agreement, Mr. Sampson is entitled to a base salary of $180,000 and a bonus equal to 2% of the EBITDA when it becomes positive, which will be paid quarterly.  As of March 31, 2008, and 2007, Mr. Sampson was owed $276,737 and $221,627 in accrued but unpaid salary and expenses respectively.

Effective October 1, 2007, the Company entered into a new 15 month consulting agreement with Mr. Hennig’s professional corporation.  Under the new consulting agreement, Mr. Hennig is entitled to a monthly fee of CDN$10,000 plus expenses and an annual bonus should certain EBITDA thresholds be met.  As of March 31, 2008, and 2007, Mr. Hennig was owed $155,821 and $134,309 in accrued but unpaid salary and expenses respectively.

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

NOTE 5 - STOCKHOLDER ADVANCES

Stockholders of the Company have advanced the Company money in order to pay general and administrative expenses.  As of March 31, 2008 and December 31 2007, the Company owed $100,397 relating to these advances.  The stockholder loans have no specific repayment terms.

NOTE 6 – CONVERTIBLE DEBENTURE

The Company raised $100,000 through the issuance of a one year debenture with interest at 8.5% per annum payable quarterly. The debenture is convertible into stock of Globetech at the 5 day average market price prior to conversion.  The holder was also granted a warrant to acquire 1 million shares of the Company at an exercise price of $.10 per share for two years.

NOTE 7 – SALE/LEASEBACK TRANSACTIONS

In 2007, the Company entered into three sale/leaseback transactions as a method to finance the leasing of  6 medical waste processing machines. The agreements required the purchasers to pay cash on closing for the full purchase price of the machines. Total proceeds received in 2007 was $3,750,000. The Purchasers then leased the machines back to the Company for periods of 7-10 years for monthly payments that total $78,000 in aggregate. The Company then must sublease the machines to end users at rates sufficient to make its lease payments and generate a profit.  At time of writing, none of the 6 units had been subleased although two units are in final stage of construction and should be operating shortly. It is imperative for the Company to place the remaining 4 machines as soon as possible in order to be able to meet its lease payments due pursuant to the sale/leaseback transactions. In 2008, an additional sale/leaseback transaction was closed for gross proceeds of $900,000 with monthly payments of $15,000 commencing June 1st, 2008 for a period of 120 months.

NOTE 8 - COMMON STOCK TRANSACTIONS

No common stock was issued in the three months ended March 31, 2008.

GLOBETECH ENVIRONMENTAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
THE QUARTERS ENDED MARCH 31, 2008 AND 2007

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to year end, Globetech paid out $21,900 due pursuant to a consulting contract with H. Goldner. Our German subsidiary Logmed Technologies GmbH contested this payment but was unsuccessful in the German courts. No other amounts are due under the terminated Goldner agreements.

On April 3, 2008, the Company entered into agreements with certain officers and consultants to issue an aggregate of 9,627,828 shares of common stock in payment of accrued but unpaid salary, consulting fees and expenses, accrued through December 31, 2006, totaling $336,974, representing a price of $0.035 per share:

Name and Position	Shares Issued	Salary, Fees and Expenses Settled

Officers:

Donald Sampson, President and Director	4,188,657	$ 146,603
Theodor Hennig, CFO and Director	2,818,714	98,655

Other Consultants	2,620,457	91,716

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the Form 10-KSB filed for the year ended December 31, 2007, and other information regarding our financial~~s~~ performance for the period covered by this report, including, but not limited to, the financial statements included elsewhere in this report.

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

Overview and Developments During, and Following, the 2008 1st Quarter

The Company’s principal focus is the marketing, sale and leasing of its proprietary medical waste treatment units known as GT Waste Sterilizers.  These units represent an environmentally friendly cost-effective medical waste treatment solution with potential application in the treatment of other waste that is considered bio-hazardous such as airline garbage.

GT Waste Sterilizer is an advanced autoclave unit incorporating proprietary patent- pending technologies and processes, including continuous feeding, shredding, mixing, fragmenting,   and volume reduction in an enclosed environment to deactivate, sterilize and reduce contaminated waste.  GT Waste Sterilizers offer a fully automated medical waste treatment solution with multiple user benefits, including:

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

▪
GT 300 – a stationary sterilization unit with a processing capacity of 660 pounds of waste material per hour with dimensions of approximately 20 feet (length), 8 feet (depth) and 10 feet (height).  Waste is fed into GT 300 units manually or by an optional semi-automatic feed system.

GT 500 – a stationary sterilization unit with a processing capacity of 1,100 pounds of waste material per hour with dimensions of approximately 30 feet (length), 8 feet (depth) and 21 feet (height).  Waste is weighed and fed into GT 500 units by an automated feed system.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2007.  As of, and for the quarter ended, March 31, 2008, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenues.  The Company recorded operating revenues of $35,620 and $3,960 during the 2008 and 2007 first quarters.  Revenues during the 2007 first quarter were largely attributable to the operation of the Halle unit. Revenues recorded during the first quarter of 2008 were comprised of interest income and amortization of the gain on sales over the life of the lease contracts.

Operating Expenses.  Operating expenses totaled $294,789 during the quarter ended March 31, 2008 as compared to $258,887 during the quarter ended March 31, 2007.  Operating expenses consisted principally of salary and consulting fees and general corporate overhead.  The increase in operating expenses during the 2008 quarter related to higher salary and travel costs.

Other Income (Expense).  The Company reported other expense, net of other income, of $(164,055) during the 2008 quarter as compared to $(3,245) during the 2007 quarter.  Net other expense during the 2008 quarter consisted of  $109,340 in interest expenses, $50,000 finance fee commission and other miscellaneous items.

Liquidity and Capital Resources

Cash and Working Capital Position

The Company had a cash balance of $1,434,633 at March 31, 2008 and $1,090,703 at December 31, 2007 and a deficit in working capital of $1,182,021 at March 31, 2008 and $1,456,330 at December 31, 2007.

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

Included in the Company’s working capital deficit at March 31, 2008 were stockholder loans totaling $100,397 and the current amount due on capital leases of $919,200.

Cash Flows

The Company utilized $763,846 in cash for operations during the 2008 quarter as compared to $27,161 used in operations during the 2007 quarter.  The increase in cash used in operations in the 2008 period was principally attributable to our ability to pay more expenses in cash.

Investing activities generated $0 of cash during the 2008 quarter as compared to $1,222 used in investing activities during the 2007 quarter.  Cash generated from investing activities during the 2008 quarter related principally to the completion of an additional sales lease-

Financing activities provided $1,023,756 of cash to the Company during the 2008 quarter as compared to $15,021 provided in the 2007 quarter.  In 2008, cash provided by financing activities was attributable to $202,080 raised through term loans  and $924,355 from an additional sale lease-back transaction net of $102,679 capital lease repayments. In 2007, cash provided by financing activities was attributable to stockholder loans in the amount of $41,305, private placements in the amount of $181,000 and loans of $75,339, less payments to Goldner of $282,623.

Long-Term Debt

Long-term debt totaled $4,415,023 at March 31, 2008 as compared to $3,815,977 at December 31, 2007.  Long-term debt at March 31, 2008 consists largely of capital lease obligations due on the various sales lease-back transactions completed in 2007 and 2008.

Financial Commitments and Requirements

The Company’s principal financial commitments and requirements relate to funding operational deficits, overhead and purchases and the $93,600 in monthly payments due on the capital leases.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Qualitative and Qualitative Disclosures About Market Risk
N/A- Smaller Reporting Company

Item 4T.. Controls and Procedures

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

During the quarter ended March 31, 2008, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.                      Unregistered Sales of Securities and Use of Proceeds

In April 2008, the Company issued 9,627,828 shares of common stock in payment of accrued but unpaid salary, consulting fees and expenses, accrued through December 31, 2006, totaling $336,974, representing a price of $0.035 per share

All of the securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was privately negotiated and with no general solicitation or public advertising.

Item 6.  Exhibits

Exhibit Number	Title of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Globetech Environmental, Inc.

Date: July 14, 2008	By:
Donald Sampson
President and Director
(Principal Executive Officer)

Date: July 14, 2008	By:
Theodor Hennig
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)