Form 10-Q/A
period 2008-03-31
Globetech Environmental, Inc.
filed 2008-08-11
CIK 1096295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 0-27737

GLOBETECH ENVIRONMENTAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	42-1758825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Indentification No.)

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

EXPLANATORY NOTE

Globetech Environmental, Inc. is filing this Amendment to its Form 10-Q for the quarter ended March 31, 2008 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 21, 2008.  This Amendment is being filed solely to (1) to indicate, in Part I. Item 4T. Controls and Procedures, that the company’s disclosure controls and procedures were not effective at March 31, 2008, and (2) include language inadvertently omitted from the Section 302 Certifications in the original filing.

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above.  This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.  In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

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

Item 4T. Controls and Procedures

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

Globetech Environmental, Inc.

Date: August 8, 2008	By: /s/ Donald Sampson
Donald Sampson
President and Director
(Principal Executive Officer)

Date: August 8, 2008	By: /s/ Theodor Hennig
Theodor Hennig
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)